Form 10QSB
period 2005-12-31
Icon Development, Inc.
filed 2006-02-06
CIK 1333077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended DECEMBER 31, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

                                                  COMMISSION FILE NUMBER 000-51698

ICON DEVELOPMENT INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0335119
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1235 Quayside Drive, Suite 703
New Westminster BC, Canada V3M 6J5
(Address of principal executive offices)

(604)515-8065
Issuer's telephone number

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2005, the Issuer had 9,168,328, Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

ICON DEVELOPMENT INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

DECEMBER 31, 2005

ICON DEVELOPMENT INC.
(A Development Stage Company)
BALANCE SHEET
(Expressed in United States Dollars)
December 31, 2005

ASSETS December 31,2005	June 30,2005

Current
Cash and cash equivalents $ 9,472	$27,583
Prepaid expenses 0	6,550
Total current assets 9,472	34,133

Furniture and equipment, net 963	0

Total assets $ 10,435	$34,133

LIABILITIES AND SHAREHOLDERS EQUITY

Current
Accounts payable and accrued liabilities $ 1,800	$0.00

Due to related parties (Note 5) 8,621	0.00
Total current liabilities $ 10,421	0.00

Shareholders Equity Preferred Stock Authorized 10,000,000 shares with par value of $0.001 No shares outstanding
Common stock
Authorized 50,000,000 shares with par value of $0.001
Issued and outstanding 9,168,328 shares 9,168	9,168
Additional paid-in capital 57,682	57,682
Deficit accumulated during the development stage 66,836	(32,717)

Total Shareholders Equity $ 14	$34,133

See accompanying notes

F-1

ICON DEVELOPMENT INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	Period from
	Inception	(Unaudited)	(Unaudited)
	(October, 6, 2004)	6 months ended	6 months ended
	to December 31, 2005	December 31, 2005	December 31, 2004

Reveues	$0	$0	$0
Operating Expenses
General and Administrative Expenses	66,669	34,119	4,019
Total Operating Expenses	66,669	34,119	4,019
Operating Loss	(66,669)	(34,119)	(4,019)
Other income expense	(167)
Net Loss before income taxes	(66,836)	(34,119)	(4,019)

Provision for income taxes	0	0	0

Net loss	$(66,836)	$(34,119)	$(4,019)

Basic and diluted net loss
per share		$(0.00)	$(0.00)

Weighted average number of
shares outstanding		9,168,328	5,000,000

See accompanying notes

                                                                                 F2

ICON DEVELOPMENT INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Period from
	Inception
	(October , 6, 2004)	6 months ended	6 months ended
	to December 31, 2005	December 31, 2005	December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,836)	$(34,119)	$(4,019)
Adjustments to renconcile net loss to net cash used in operating activities
Depreciation	158	158	0
Prepaid expenses	0	6.550	(1,000)
Increase (decrease) in accounts payable and accrued liabilities	1,800	1,800	0
Increase in accounts payable and accrued
liabilities - related parties	8.621	8,621	0

Net cash used in operating activities	(56,257)	(16,990)	(5,019)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	66,850	0	13,500

Net cash provided by financing activities	66,850	0	13,500

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of equipment	(1,121)	(1,121)	0
Net cash used in investment activities	(1.121)	(1,121)	0

Change in cash and cash equivalents for the period	9,472	(18,111)	8,481)

Cash and cash equivalents, beginning	0	27,583	0

Cash and cash equivalents, ending	$9,472	$9,472	$8,481

Cash paid for interest during the year	$0	$0	$0

Cash paid for income taxes during the year	$0	$0	$0

See accompanying notes

F-3

ICON DEVELOPMENT INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
December 31, 2005

NOTE 1 - NATURE OF OPERATIONS

Organization - The Company was incorporated in Nevada on October 6, 2004.  The Company is a development stage company engaged in the business of commercializing the development of an online office service.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements - The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2005 and the related operating results and cash flows for the interim period presented have been made.  The results of operations of such interim period are not necessarily indicative of the results of the full year.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and  accepted accounting principles requires management to make estimates and  assumptions  that  affect the reported  amounts  of  assets  and liabilities,  and disclosure of contingent assets and liabilities  at the  date  of the financial statements, and the reported  amounts  of revenues and expenses for the reporting period.  Actual results could differ from these estimates.

Basic and Diluted Loss Per Share - In accordance  with SFAS No. 128 - "Earnings Per Share",  the  basic loss  per common share is computed by dividing net loss available  to common  stockholders by the weighted average number of common  shares outstanding.   Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued  and if the  additional common shares were dilutive.  At December 31, 2005, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

F4 ICON DEVELOPMENT INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
December 31, 2005

NOTE 3 – INCOME TAXES

The Company provides for income taxes in accordance with SFAS No. 109 using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.

Since its formation the Company has incurred net operating losses. As of December 31, 2005 the Company had a net operating loss carryforward available to offset future taxable income for federal and state income tax purposes.

SFAS No. 109 requires the Company to recognize income tax benefits for loss carryforwards that have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance if it is more likely than not that loss carryforwards will expire before the Company is able to realize their benefit, or that future deductibility is uncertain. For financial statement purposes, the deferred tax asset for loss carryforwards has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized.

NOTE 4 – TECHNOLOGY PURCHASE AGREEMENT

By an agreement dated April 12, 2005 the Company purchased software, known as “Smart Office” in consideration of payment to the Vendor of $7,500 and granting to the vendor a 3% royalty on net sales of any product that uses any portion of the technology.

NOTE 5 – DUE TO RELATED PARTIES

Advances made by shareholders and officers of the Company are non-interest bearing and have no fixed date of repayment.  The amount advanced at December 31, 2005 and June 30, 2005 was $8,621 and $0 respectively.

                                                                   F5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Icon” mean Icon Development Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Introduction

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three-month period ended December 31, 2005. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation.

Icon Development, Inc. is a corporation formed under the laws of the State of Nevada on October 6, 2004 whose principal executive offices are located in New Westminster BC, Canada. Our principal business is the production, marketing and sales via the Internet. of a software product called Smart Office.

About Our Business

We are in the business of production, marketing and sales of a software product called Smart Office.  Smart Office is source software that is designed to synchronize with   Microsoft Outlook, expanding Outlook’s capability.  Our business model is to produce a version of the Smart Office software that is downloadable and runs under Microsoft Windows. We will market and sell this downloadable software via our website on the Internet at http://www.smrtoffice.com, http://www.smart-office-eip.com and http://www.icondevelopment-nv.com.  We did not develop the Smart Office software ourselves, the Smart Office software was developed by Fusion Innovations Of Vancouver BC. We acquired the smart office software in its entirety on April 12, 2005 from Fusion Innovations for the purchase price of $7,500 and a royalty of 3% in favor of Fusion Innovations, up to the sum $300,000 and then reduced to 1% thereafter.

About Our Software

The Smart Office Enterprise Information Portal ("SOEIP") is a computer software system for managing the flow of information within an organization.  The SOEIP is an EIP designed to give customers and users the ability to organize and manage information and enable efficient collaboration, all through a unified, Web based portal.  The SOEIP is server based software which is accessed via a Web browser or via the Smart Office software client.  The SOEIP is software that can be installed and maintained on a customer's server for internal or Internet delivery, or installed and accessed as a paid service from an on demand service center.  We provide customers with programs for software licensing and for web services from our web site at http://www.smrtoffice.com, http://www.smart-office-eip.com and http://www.icondevelopment-nv.com

Plan of Operation

Financial Plan

As of December 31, 2005 we had a cash balance $9,472 and have earned no revenue from operations. Since our inception on October 6, 2004 to June 30, 2005 we have raised $66,850 in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under British Columbia, Alberta and Saskatchewan Multilateral Instrument 45-103 Part 2 in Canada. During the next twelve months we will need additional funds and we are seeking these additional funds via, private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed. We anticipate that a nominal amount of revenue will be earned during our second quarter as our preliminary website is  complete and our servers are currently being upgraded

Offering costs

During the next twelve month period we anticipate spending $5,000 on Legal fees, Blue Sky fees ; $16,500 on Accounting and Auditing; $2,500 on Electronic Filing and Printing and $1,000 on Transfer agent Fees.

Software Development Plan

On April 12, 2005, we entered into an agreement and acquired computer software for an enterprise information portal from Fusion Innovations Inc, an unrelated company.  Fusion Innovations developed the original design and software implementation for the Smart Office EIP over a period of approximately nine months in 2003 and 2004.  At the time of our acquisition, the SOEIP included all software components described.  The SOEIP software was operational and capable of fully demonstrating all features of the SOEIP.  Fusion Innovations has maintained a test installation of the SOEIP for a business in Taiwan to prove the software's capability to support an operational business in real time.

Since our acquisition of the SOEIP, management has continued to implement our business plan.  We have focused our limited resources to test the installation and usability of the EIP.  We currently maintain a test and demonstration implementation of the SOEIP, which is maintained on our servers situated at a data hosting service in Canada.  During the period from October 2004 through to June 30, 2005 we incurred acquisition costs of $7,500 and development related consulting costs totaling $8,000.  Our current testing and development has focused on:

- testing installation and implementation of the server software and client desktop software;

- testing usability of the user interface of the Smart Office EIP; and

- establishing a hosted SOEIP demonstration server

Our testing and development activities have been principally conducted by management and our consultants.

Our business plan can be summarized in four principal categories as outlined below.  We estimate the development period required to complete a commercial implementation of the Smart Office EIP and develop commercial sales would be four months at an estimated cost of $8,200.  At present we do not have sufficient funds to engage additional employees or contractors to quicken the implementation of our business plan.  While we have limited funding and are in the preliminary state of commercialization of our products and services, management believes it can successfully implement the plan without significant additional funding.  We have no intent or plan to engage in a merger or acquisition with an unidentified company or companies.

Website Development Plan

The development of our website was completed December 14, 2005.. Our website is located on the Internet at http://www.icondevelopment-nv.com, http://www.smart-office-eip.com and http:// www.smrtoffice.com Our website will allow our customers to purchase Smart Office version 1.5 for Windows online as well as try out the product prior to purchasing. Customers will be able select either US or Canadian funds to pay for their purchase. We will offer payment options by check/money order or PayPal. PayPal is an online payment service owned by eBay Inc. PayPal's website is located on the Internet at http://www.paypal.com. Once completed we do not anticipate having to develop our website further within the next twelve months.

Website Hosting Plan

Our website will be hosted by Danby Technologies and will be charging us $50 per month to host our website. Over the next twelve months the cost of hosting our website will be $600.

Marketing Plan

We intend to market our website using Google AdWords. Google AdWords is a way to purchase highly targeted cost-per-click advertising. AdWords ads are displayed along with search results on Google, as well as on search and content sites in an ad network operated by Google Inc. a leader on Internet search. We estimate this cost to be estimated at $20,000 for the next year. Additionally, we will implement our demonstration systems and survey user and market acceptance of the SOEIP in order to target potential customers.

Purchase Plan

Our distribution of Smart Office version 1.5 for Windows was installed on our server and managed for us by Danby Technologies and the cost this installation was $500. Once Smart Office version 1.5 for Windows is ready for sale, purchasers may download it directly from our website. Upon receipt of the purchase price, the purchaser will be issued a product key code (license) to activate their software.

Smart Office Version 1.5 Obsolescence Plan

As of the date of this registration statement, we will be able to distribute a stable version 1.5 of the Smart Office Software. Being a web based downloadable software program does not represent a serious risk of obsolescence due to the fact that any updated software would be available to our customers to download through our website.

Development Costs

During the next twelve months we anticipate spending $1,000 on website development upgrades. Our initial website was completed December 14, 2005; $8,200 on further software development with completion anticipated March 15, 2006; Marketing in the amount of $20,000 with commencement estimated at April 1, 2006; and website hosting at a cost of $600 per annum, for a total of $29,800 in business expenditures for the year.

Accounting and Audit Plan

We intend to continue to have our outside consultant assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our outside consultant charges us $1,000 to assist in the preparation of our quarterly financial statements and $2,500 to assist in the preparation of our annual financial statements. Our independent auditor charges us approximately $2,000 to review our quarterly financial statements and approximately $5,000 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $16,500 to pay for our accounting and audit requirements.

SEC Filing Plan

We have become a reporting company in 2005.Our SB-2 was declared effective on December 29, 2005. This means that we will file documents with the US Securities and Exchange Commission on a quarterly basis. We expect to incur filing costs of approximately $650 per quarter to support our quarterly and annual filings. In the next twelve months, we anticipate spending approximately $5,000 for legal costs to pay for three quarterly filings, one annual filing.

Currently, we do not have any financing arrangements in place and there is no assurance that we will be able to achieve sufficient financing required to proceed with our plan of operation. If we do not obtain the necessary financing, then our plan of operation will be scaled back according to the amount of funds available. Our inability to raise the necessary financing may restrict our ability to complete product development and market our product.

RESULTS OF OPERATIONS

First Quarter Summary

Six Months Ended December 31

2005

2004

Revenue

$Nil

$Nil

Expenses

(34,119)

(4,019)

Net Income (Loss)

$(34,119)

$(4,019)

Revenues

We have not earned any revenue to date and we do not anticipate earning revenue until we have completed commercial development and upgrades of our Smart Office software program. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license products incorporating our Smart Office software program, once development upgrades are complete.

Operating Costs and Expenses

Our expenses increased by $30,100 during the three-month period ended December 31, 2005 over the same period ended December 31, 2004. This increase is primarily the result of increases in the amount of professional fees incurred by us.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business.. For the three months ended December 31, 2005, we recorded contributed executive services expenses of $.0 of services that were provided to us without charge.

Subject to our ability to obtain additional financing, of which there is no assurance, we expect that our product and business development activities will continue to increase over the course of the current fiscal year. As such, we expect that our operating expenses will also continue to increase at a significant rate.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to increased product and business development activities and the professional fees associated with complying with our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”).

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

At December 31, 2005

  At June       30, 2005

Current Assets

          $9,472

                                      $34,133

Current Liabilities

         (10,421)

  0

Working Capital (Deficit)

            $(949)

              $34,133

Cash Flows

Six Months Ended December 31

2005

2004

Cash Flows from (used in) Operating Activities

$(16,990)

5,019

Cash Flows from (used in) Investing Activities

--

--

Cash Flows from (used in) Financing Activities

0

13,500

Net Increase (decrease) in Cash During Period

$(16,990)

8,481

The increase in our working capital deficit at December 31, 2005 as compared to our fiscal year ended June 30, 2005 is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the period. As a result, we were required to use existing cash reserves in order to meet our obligations during the period. As of December 31, 2005, the date of our most recently available financial statements, we had cash on hand of $9,472 Since our inception, we have used sales of our common stock to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

We anticipate spending approximately $55,000 over the next twelve months in pursuing our plan of operation. This amount is in excess of our current working capital reserves and we have not earned any revenues to date and do not anticipate earning revenues until we have completed commercial development of our product. Accordingly, we will require additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing will not be as available at this stage of our business.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information.

These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at December 31, 2005 and for all periods presented in the attached financial statements, have been included. Interim results for the three-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the consolidated financial statements included with this Quarterly Report on Form 10-QSB.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Foreign Currency Translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary assets and liabilities are included in the statements of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statement of operations.

Contributed Executive Services

Pursuant to SAB topic 1:B(1) and the last paragraph of SAB 5:T, we are required to report all costs of conducting our business. Accordingly, we record the fair value of contributed executive services provided to us at no cost as compensation expense, with a corresponding increase to additional paid-in capital, in the year which the services are provided.

RISK FACTORS

Need For Financing

We do not currently have the financial resources to complete our plan of operation for the next twelve months. We anticipate that we will require financing in the amount of $ in order to fund our plan of operation over the next twelve months. We presently do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us or at all. If further financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment.

Limited Operating History, Risks Of A New Business Venture

We were incorporated on October 6, 2004 and, prior to our acquisition of Smart Office, we had been involved primarily in organizational activities and in seeking business opportunities and products. We have not earned any revenues to date.

Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the area in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, unanticipated problems relating to research and development programs, marketing, approvals by government agencies, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that our business will prove successful, and there can be no assurance that we will generate any operating revenues or ever achieve profitable operations.

Our Business Operations, Assets and Personnel Are Located Outside The United States

Although we are incorporated in the United States, all of our current operating activities are conducted in, and all of our assets and personnel are located in, Canada. As such, investors in our securities may experience difficulty in enforcing judgments or liabilities against the Company or our personnel under United States securities laws.

Our corporate headquarters are located at1235 Quayside Drive, Suite 703 New Westminster BC, Canada V3M 6J5. As we are a Nevada corporation, we are required to maintain a resident agent in the State of Nevada for the purpose of receiving service of process. Under Section 78.090 of the Nevada Revised Statutes, all legal process and any demand or notice authorized by law to be served upon the Company may be served upon our resident agent in Nevada. Our resident agent for this purpose is Nevada Agency and Trust 50 West Liberty Street, Suite 880 Reno Nevada 89501.

As a Nevada corporation, we are subject to the laws of the United States, including the federal securities laws of the United States, and to the jurisdiction of United States courts. As such, investors may bring proceedings against us, and enforce judgments obtained against us, in United States courts.

Generally, original actions to enforce liabilities under United States federal securities laws may not be brought in a Canadian court. Such actions must be brought in a court in the United States with applicable jurisdiction. Persons obtaining judgments against us in United States courts, including judgments obtained under United States federal securities laws, will then be required to bring an application in a Canadian court to enforce such judgments in Canada.

Competition Is Intense And We May Be Unable To Achieve Market Acceptance

The business environment in which we intend to operate is highly competitive. Currently, there exists a number of software products similar to ours and we expect to experience competition from a number of established companies involved in the software development industry. Certain of our potential competitors will have greater technical, financial, marketing, sales and other resources than us.

In addition, while the software development industry is a mature one, we are unable to provide assurances that our target customers and markets will accept our technologies or will purchase our products and services in sufficient quantities to achieve profitability. If a significant market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses incurred to develop products and we may be unable to meet our operational expenses. Acceptance of our products by companies and other organizations will depend upon a number of factors, including the cost competitiveness of our products, customer reluctance to try new products or services, or the emergence of more competitive or effective products.

Rapid Technological Changes  Could Make Our Product Obsolete

The software development industry is characterized by rapid technological change and intense competition. New technologies, products and industry standards will develop at a rapid pace which could make our planned products obsolete. Our future success will depend upon our ability to develop and introduce product enhancements to address the needs of customers. Material delays in introducing product enhancements may cause customers to forego purchases of our product and purchase those of competitors.

Dependence On Key Personnel

Our success will largely depend on the performance of our directors and officers and our key consultants. Our success will also depend on our ability to attract and retain highly skilled technical, research, management, regulatory compliance, sales and marketing personnel. Competition for such personnel is intense. The loss of the services of such personnel or the inability to attract and retain other key personnel could impair the development of our business, operating results and financial condition.

ITEM 3.                CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

none.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

Other Events

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number

Description of Exhibit

31.1 Certification of chief executive officer and chief financial officer as adopted pursuant to section 906 of the sarbanes-oxley act of 2002.

32.1 Certification of chief executive officer and chief financial officer as adopted pursuant to section 906 of the sarbanes-oxley act of 2002.

REPORTS ON FORM 8-K
We did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 2005. We have not filed any Current Reports on Form 8-K since December 31, 2005.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ICON DEVELOPMENT INC.

Date: February 6,2006 By: /s/ Kennedy Kerster
Kennedy Kerster
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer and Principal Accounting Officer)