Form 10QSB
period 2006-03-31
Icon Development, Inc.
filed 2006-05-15
CIK 1333077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended MARCH 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2006, the Issuer had 9,168,328, Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

ICON DEVELOPMENT INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

MARCH 31, 2006

ICON DEVELOPMENT INC.
(A Development Stage Company)
BALANCE SHEET
(Expressed in United States Dollars)
March 31, 2006
Unaudited

ASSETS March 31,2005	June 30,2005

Current
Cash and cash equivalents $2,250	$27,583
Prepaid expenses 0	6,550
Total current assets 2,250	34,133

Furniture and equipment, net 879	0

Total assets $3,179	$34,133

LIABILITIES AND SHAREHOLDERS EQUITY

Current
Accounts payable and accrued liabilities $6,000	$0.00

Due to related parties (Note 5) 5,121	0.00
Total current liabilities $11,121	0.00

Shareholders Equity Preferred Stock Authorized 10,000,000 shares with par value of $0.001 No shares outstanding
Common stock
Authorized 50,000,000 shares with par value of $0.001
Issued and outstanding 9,168,328 shares 9,168	9,168
Additional paid-in capital 57,682	57,682
Deficit accumulated during the development stage 74,842	(32,717)

Total Shareholders Equity $ (7,992)	$34,133

See accompanying notes

F-1

ICON DEVELOPMENT INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
Unaudited

	Period from
	Inception	(Unaudited)	(Unaudited)
	(October, 6, 2004	9 months ended	9 months ended
	to March 31, 2006	March 31, 2006	March 31, 2005

Reveues	$0	0	$0
Operating Expenses
General and Administrative Expenses	74,675	42,125	17,535
Total Operating Expenses	74,675	42,125	17,535
Operating Loss	(74,675	(42,125)	(17,535)
Other income expense	(167)
Net Loss before income taxes	(74,842	(42,125)	(17,535)

Provision for income taxes	0	0	0

Net loss	$(74,842	(42,125)	$(17,535)

Basic and diluted net loss
per share		(0.00)	$(0.00)

Weighted average number of
shares outstanding		9,168,328	5,303,503

See accompanying notes

                                                                                 F-2

ICON DEVELOPMENT INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
Unaudited

	Period from
	Inception
	(October , 6, 2004)	9months ended	9 months ended
	to March 31, 2006	March 31, 2006	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(74,842)	$(42,125)	$(17.535)
Adjustments to renconcile net loss to net cash used in operating activities
Depreciation	242	242	0
Prepaid expenses	0	6.550	(950)
Increase (decrease) in accounts payable and accrued liabilities	6,000	6,000	0
Increase in accounts payable and accrued
liabilities - related parties	5,121	5,121	0

Net cash used in operating activities	(63,479)	(24,212)	(16,585)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	66,850	0	53,600
			5,000
Net cash provided by financing activities	66,850	0	58,600

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of equipment	(1,121)	(1,121)	0
Net cash used in investment activities	(1.121)	(1,121)	0

Change in cash and cash equivalents for the period	2,250	(25,3331)	(42,015)

Cash and cash equivalents, beginning	0	27,583	0

Cash and cash equivalents, ending	$2,250	$2,250	$42,015

Cash paid for interest during the year	$0	$0	$0

Cash paid for income taxes during the year	$0	$0	$0

See accompanying notes

F-3

ICON DEVELOPMENT INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
March 31, 2006
Unaudited

NOTE 1 - NATURE OF OPERATIONS

Organization - The Company was incorporated in Nevada on October 6, 2004.  The Company is a development stage company engaged in the business of commercializing the development of an online office service.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements - The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2006 and the related operating results and cash flows for the interim period presented have been made.  The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

Basic and Diluted Loss Per Share - In accordance  with SFAS No. 128 - "Earnings Per Share",  the  basic loss  per common share is computed by dividing net loss available  to common  stockholders by the weighted average number of common  shares outstanding.   Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued  and if the  additional common shares were dilutive.  At March 31, 2006 the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

F-4 ICON DEVELOPMENT INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
March 31, 2006

NOTE 3 – INCOME TAXES

The Company provides for income taxes in accordance with SFAS No. 109 using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.

Since its formation the Company has incurred net operating losses. As of March 31, 2006 the Company had a net operating loss carryforward available to offset future taxable income for federal and state income tax purposes.

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

NOTE 5 – DUE TO RELATED PARTIES

Advances made by shareholders and officers of the Company are non-interest bearing and have no fixed date of repayment.  The amount advanced at March 31, 2006 and June 30, 2005 was $5,121 and $0 respectively.

                                                                   F-5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”).

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Icon” mean Icon Development Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Introduction

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three-month period ended March 31, 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation.

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

Financial Plan

As of March 31, 2006 we had a cash balance $ and have earned no revenue from operations. Since our inception on October 6, 2004 to June 30, 2005 we have raised $66,850 in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under British Columbia, Alberta and Saskatchewan Multilateral Instrument 45-103 Part 2 in Canada. During the next twelve months we will need additional funds and we are seeking these additional funds via, private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed. We anticipate that a nominal amount of revenue will be earned during our second quarter as our preliminary website is  complete and our servers are currently being upgraded

Offering costs

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

Development Costs

During the next twelve months we anticipate spending $1,000 on website development upgrades. Our initial website was completed December 14, 2005; $8,200 on further software development with completion anticipated May 31, 2006; Marketing in the amount of $20,000 with commencement estimated at June 15, 2006; and website hosting at a cost of $600 per annum, for a total of $29,800 in business expenditures for the year.

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

RESULTS OF OPERATIONS Third Quarter Summary

Nine Months Ended March 31

	2006	2005
Revenue	$Nil	$Nil
Expenses	(42,125)	(17,535)
Net Income (Loss)	$42,125)	$(17,535)

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

Operating Costs and Expenses

Our expenses increased by $24,590 during the three-month period ended March 31, 2006 over the same period ended March 31, 2005. This increase is primarily the result of increases in the amount of professional fees incurred by us.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business.. For the three months ended March 31, 2006, we recorded contributed executive services expenses of $.0 of services that were provided to us without charge.

Subject to our ability to obtain additional financing, of which there is no assurance, we expect that our product and business development activities will continue to increase over the course of the current fiscal year. As such, we expect that our operating expenses will also continue to increase at a significant rate.

We anticipate our operating expenses will increase as we undertake our plan of operations and continue to implement our business plan. The increase will be attributable to increased product and business development activities and the professional fees associated with complying with our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”).

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

At March 31, 2006

  At June       30, 2005

Current Assets

          $2,250

Current Liabilities

(11,121)

            0

Working Capital (Deficit)

$7,992)

                                 $34,133

Cash Flows

	NineMonths Ended March 31
	2006	2005
Cash Flows from (used in) Operating Activities	$(24,212)	16,585
Cash Flows from (used in) Investing Activities	--	--
Cash Flows from (used in) Financing Activities	0	0
Net Increase (decrease) in Cash During Period	$(24,212)	(16,585)

The increase in our working capital deficit at March 31, 2006 as compared to our fiscal year ended June 30, 2005 is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the period. As a result, we were required to use existing cash reserves in order to meet our obligations during the period. As of March 31, 2006, the date of our most recently available financial statements, we had cash on hand of $ Since our inception, we have used sales of our common stock to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

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

These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at March 31, 2006 and for all periods presented in the attached financial statements, have been included. Interim results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

None.

ITEM 5.                OTHER INFORMATION.

Other Events

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number

Description of Exhibit

       31.1

Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1

Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2006. We have not filed any Current Reports on Form 8-K since March 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON DEVELOPMENT INC.

Date:

May 15,2006

By:

/s/ Kennedy Kerster

Kennedy Kerster

Chief Executive Officer, Chief Financial Officer

President, Secretary and Treasurer

(Principal Executive Officer

and Principal Accounting Officer)