Form 10QSB
period 2006-12-31
Icon Development, Inc.
filed 2007-02-14
CIK 1333077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended DECEMBER 31, 2006

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

(604) 515-8065
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2006, the Issuer had, 22,920,820 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

ICON DEVELOPMENT INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

DECEMBER 31, 2006

ICON DEVELOPMENT INC.
(A Development Stage Company)
BALANCE SHEET
(Expressed in United States Dollars)
December 31, 2006
Unaudited

ICON DEVELOPMENT, INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31,	June 30,
	2006	2006
	(Unaudited)
ASSETS

Current Assets
Cash	$0	29

Total Current Assets	0	29

Furniture and equipment, net	674	768

Total assets	$674	$797

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Assets
Accounts payable and accrued expenses	$18,025	$8,200
Due to related parties (Note 5)	19,871	5,121

Total Current Liabilities	37,896	13,321

Shareholders' Equity (Note 6)
Preferred stock, $.001 par value, 25,000,000 shares authorized,
no shares issued and outstanding	0	0
Common stock, $.001 par value 125,000,000 shares authorized
22,920,820 shares issued and outstanding	22,921	22,921
Additional paid-in capital	43,929	43,929
Deficit accumulated during the development stage	-104,072	-79,374

Total Shareholders' Equity	-37,222	-12,524

Total Liabilities and Shareholders' Equity	$674	$797

See accompanying notes

F-1

ICON DEVELOPMENT INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
Unaudited
ICON DEVELOPMENT, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the Period
			from October 6,
	Six Months Ended December 31,		2004 (inception)
	2006	2005	to December 31, 2006
	(Unaudited)	(Unaudited)

REVENUES	$0.00	$0	$0

OPERATING EXPENSES

General and administrative expenses	24,698	34,119	103,905

Total operating expenses	24,698	34,119	103,905

Operating Loss	-24,698	-34,119	-103,905

Other income (expense)

Interest expense	0.00	0	-167

Total other income (expense)	0.00	0	-167

Net loss before provision for income taxes	-24,698	-34,119	-104,072

Provision for income taxes	0.00	0	0.00

Net loss	-$24,698	-$34,119	-$104,072

Net loss per share – basic and diluted	0.00	0.00

Weighted average common shares outstanding -
Basic and diluted	22,920,820	22,920,820

See accompanying notes

                                                                                 F-2

ICON DEVELOPMENT INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
Unaudited

ICON DEVELOPMENT, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
			For the Period
			from October 6,
	Six months ended,	31-Dec	2004 (inception) to
	2006	2005	31-Dec-06
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	-24,698	34,119	-$104,072
Adjustments to reconcile net loss
to cash flows from operating activities
Depreciation	94	74	447
Prepaid expenses	0	2,671	0
Accounts payable and accrued expenses	9,825	3,550	18,025
Advances payable	14,750	0	19,871

Net Cash Used In Operating Activities	-29	40,414	-65,729

Cash Flows From Investing Activities
Acquisition of equipment	0	-1,121	-1,121

Net Cash Used In Investing Activities	0	-1,121	-1,121

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	0.00	0	66,850

Net Cash Provided By Financing Activities	0.00	0	66,850

Increase (decrease) in Cash and Cash Equivalents	-29	39,293	0

Cash and Cash Equivalents, Beginning of Period	0	27,583	0

Cash and Cash Equivalents, End of Period	$0	$66,876	$0

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$0.00	$0.00	$0.00
Cash paid for income taxes	$0.00	$0.00	$0.00

F-3

ICON DEVELOPMENT INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
December 31, 2006
Unaudited

NOTE 1 - NATURE OF OPERATIONS

Organization - The Company was incorporated in Nevada on October 6, 2004.  The Company is a development stage company engaged in the business of commercializing the development of an online office service.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements - The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2006 and the related operating results and cash flows for the interim period presented have been made.  The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

Basic and Diluted Loss Per Share - In accordance  with SFAS No. 128 - "Earnings Per Share",  the  basic loss  per common share is computed by dividing net loss available  to common  stockholders by the weighted average number of common  shares outstanding.   Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued  and if the  additional common shares were dilutive.  At December 31, 2006 the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

F-4 ICON DEVELOPMENT INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
December 31, 2006

NOTE 3 – INCOME TAXES

The Company provides for income taxes in accordance with SFAS No. 109 using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.

Since its formation the Company has incurred net operating losses. As of December 31, 2006 the Company had a net operating loss carryforward available to offset future taxable income for federal and state income tax purposes.

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

NOTE 5 – DUE TO RELATED PARTIES

Advances made by shareholders and officers of the Company are non-interest bearing and have no fixed date of repayment.  The amount advanced at December 31, 2006 was $19,871

NOTE 6 – SHAREHOLDERS' EQUITY

The Company Initiated a 2.5 to 1 forward on August 22, 2006 and became effective on September 6, 2006.  Shareholders of record on or prior to August 22, 2006, will be entitled to receive the 2.5 to 1 forward split.

NOTE 7 – ACQUISITION

The Company has entered into an agreement on August 31, 2006 to purchase all of the Assets of Netrix Inc., a Delaware company ("Netrix") located in Vero Beach, Florida, USA. The Closing is set to occur on or before October 30, 2006, the agreement was subsequently terminated on November 05, 2006

                                                                   F-5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Introduction

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three-month period ended December 31, 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation.

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

Financial Plan

As of December 31, 2006 we had a cash balance $0 and have earned no revenue from operations. Since our inception on October 6, 2004 to June 30, 2006 we have raised $66,850 in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under British Columbia, Alberta and Saskatchewan Multilateral Instrument 45-103 Part 2 in Canada. During the next twelve months we will need additional funds and we are seeking these additional funds via, private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed. We anticipate that a nominal amount of revenue will be earned during our second quarter as our preliminary website is  complete and our servers are currently being upgraded

Software Development Plan

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

5

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

RESULTS OF OPERATIONS Third Quarter Summary

6 Months Ended December 31

2006

2005

Revenue

$Nil

$Nil

Expenses

(24,698)

(34,119)

Net Income (Loss)

$(24,698)

$(34,119)

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

Operating Costs and Expenses

Our expenses decreased by $ during the three-month period ended December 31, 2006 over the same period ended December 31, 2005. This increase is primarily the result of increases in the amount of professional fees incurred by us.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business.. For the six months ended December 31, 2006, we recorded contributed executive services expenses of $.0 of services that were provided to us without charge.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

At December 31, 2006

  At June       30, 2006

Current Assets

          $674

$797

Current Liabilities

(37,896)

    $13,321

Working Capital (Deficit)

(37,222)

(12,524)

Cash Flows

NineMonths Ended December 31

2006

2005

Cash Flows from (used in) Operating Activities

$(24,698)

(34,119)

Cash Flows from (used in) Investing Activities

--

--

Cash Flows from (used in) Financing Activities

0

0

Net Increase (decrease) in Cash During Period

$(24,698)

(34,119)

The increase in our working capital deficit at December 31, 2006 as compared to our fiscal year ended June 30, 2006 is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the period. As a result, we were required to use existing cash reserves in order to meet our obligations during the period. As of December 31, 2006, the date of our most recently available financial statements, we had cash on hand of $ 0   Since our inception, we have used sales of our common stock to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

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

These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at December 31, 2006 and for all periods presented in the attached financial statements, have been included. Interim results for the three-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

      31.1

Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1

Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

The Company has filed Current Reports on Form 8-K during the fiscal quarter ended December 31, 2006, (November 15, 2006)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON DEVELOPMENT INC.

Date:

February 14, 2007

By:

/s/ KennedyKerster

Kennedy Kerster

Chief Executive Officer, Chief Financial Officer

President, Secretary and Treasurer

(Principal Executive Officer

and Principal Accounting Officer)