Form 10QSB/A
period 2006-12-31
Icon Development, Inc.
filed 2007-02-16
CIK 1333077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

  Operating Costs and Expenses

Our expenses increased by $625 during the three-month period ended December 31, 2006 over the same period ended December 31, 2005. This increase is primarily the result of increases in the amount of professional fees incurred by us.

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

                                                                 Nine Months Ended December 31

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