Form 10QSB
period 2007-03-31
Icon Development, Inc.
filed 2007-05-17
CIK 1333077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

Commission file Number: 000-51698

ICON DEVELOPMENT, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0335119
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1066 West Hastings Street, Suite 2610, Vancouver, BC, Canada V6E 3X2
(Address of principal executive offices)

(604) 684-4691
(Issuer’s telephone number)

1235 Quayside Drive, Suite 703, New Westminster, BC V3M 6J5
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

As of May 14, 2007, 40,170,820 common shares of the Issuer were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

ICON DEVELOPMENT, INC.

FORM 10-QSB

For the Quarterly Period Ended March 31, 2007

INDEX

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

ICON DEVELOPMENT, INC.
(A Development Stage Company)

BALANCE SHEETS

	March 31,	June 30,
	2007	2006
	(Unaudited)
ASSETS

Current Assets
Cash	$31,107	$29

Total Current Assets	31,107	29

Furniture and equipment, net (Note 3)	348	768

Advances to American Xeno Inc (Note 4)	317,500	-

Total assets	$348,955	$797

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Assets
Accounts payable and accrued expenses	$22,896	$8,200
Due to related parties (Note 7)	4,996	5,121

Total Current Liabilities	27,892	13,321

Stockholders' Equity (Note 8)
Preferred stock, $.001 par value, 25,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value 125,000,000 shares authorized
22,920,820 shares issued and outstanding	22,921	22,921
Additional paid-in capital	43,929	43,929
Common stock subscriptions	375,000	-
Deficit accumulated during the development stage	(120,787)	(79,374)

Total Stockholders' Equity	321,063	(12,524)

Total Liabilities and Stockholders' Equity	$348,955	$797

The accompaning notes are an integral part of these financial statements

ICON DEVELOPMENT, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

					For the Period
					from October 6,
	Three Months Ended March 31,		Nine Months Ended March 31,		2004(inception)
	2007	2006	2007	2006	to March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES			-	-	-
OPERATING EXPENSES
General and administrative expenses	$16,715	$8,006	$41,413	$42,125	$145,318
Total operating expenses	16,715	8,006	41,413	42,125	145,318
Operating Loss	(16,715)	(8,006)	(41,413)	(42,125)	(145,318)
Other income (expense)
Interest expense	-	-	-	-	(167)
Total other income (expense)	-	-	-	-	(167)
Net loss before provision for income taxes	(16,715)	(8,006)	(41,413)	(42,125)	(145,485)
Provision for income taxes	-	-	-	-	-
Net loss	$(16,715)	$(8,006)	$(41,413)	$(42,125)	$(145,485)

Net loss per share of common stock - basic and
diluted	$-	$-	$-	$-
Weighted average shares of common stock
outstanding -
Basic and diluted	22,920,820	9,168,328	22,920,820	9,168,328

The accompanying notes are an integral part of these financial statements

ICON DEVELOPMENT, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the Period
			from October 6,
	Nine months ended, March 31		2004 (inception) to
	2007	2006	March 31, 2007
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(41,413)	$(42,125)	$(120,787)
Adjustments to reconcile net loss
to cash flows from operating activities
Depreciation	420	242	773
Prepaid expenses	-	6,550	-
Accounts payable and accrued expenses	14,696	6,000	22,896
Due to related parties	(125)	5,121	4,996

Net Cash Used In Operating Activities	(26,422)	(24,212)	(92,122)

Cash Flows From Investing Activities
Advances to acquisition	(317,500)	-	(317,500)
Acquisition of equipment	-	(1,121)	(1,121)

Net Cash Used In Investing Activities	(317,500)	(1,121)	(318,621)

Cash Flows From Financing Activities:
Proceeds from common stock subscriptions	375,000	-	375,000
Proceeds from the issuance of common stock	-	-	66,850

Net Cash Provided By Financing Activities	375,000	-	441,850

Increase (decrease) in Cash and Cash Equivalents	31,078	(25,333)	31,107

Cash and Cash Equivalents, Beginning of Period	29	27,583	-

Cash and Cash Equivalents, End of Period	$31,107	$2,250	$31,107

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ICON DEVELOPMENT, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
March 31, 2007
Unaudited

Note 1 - Nature of Business and Ability to Continue as a Going Concern

Icon Development, Inc (“Icon” or the “Company”) is a development stage company and was incorporated under the laws of the State of Nevada on October 5, 2004. The Company was a software development company and its plan was to commercialize an enterprise information portal and related software applications. It was in the early marketing stages of its software application and infrastructure build out, and has not as yet generated any revenue. Through its merger with American Xeno Inc. (“Xeno”) described below, the Company has undertaken a new strategic and business direction. The Company is now a bio-technology research and development company in the field of xenotransplantation. Xenotransplantation is defined as the transplantation of organs, cells and tissues from one species to another. At this time, the Company has no employees and no material business operations. Xeno is a bio-technology research and development company incorporated in Nevada on February 8, 2006. Icon Acquisition Corporation (“Merger Sub”) is a corporation incorporated in Delaware on April 17, 2007 and a wholly-owned subsidiary of Icon.

On May 3, 2007, an agreement and plan of merger (the “Agreement”) was executed by Xeno, Merger Sub, and the stockholders of Xeno and on May 8, 2007 Merger Sub was merged with and into Xeno and each two issued and outstanding shares of common stock of Xeno were converted into one share of common stock of the Company (the “Merger”) resulting in an aggregate of 29,750,000 shares of common stock being issued. As a result of the Merger, Xeno became a wholly-owned subsidiary of Icon and a change of control of Icon occurred as the Xeno stockholders acquired approximately 74% of the issued and outstanding shares of common stock following the closing of the Merger.

These financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the period ended March 31, 2007, the Company incurred a loss from operations of $41,413 and incurred a negative cash flow from operations of $26,422 and it has incurred operating losses and net utilization of cash in operations in all prior periods. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. There is substantial doubt that the Company will be successful at achieving these results. Failure to obtain the ongoing support of its stockholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The Company’s fiscal year end is June 30. The accompanying consolidated interim financial statements of Icon Development, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Company's consolidated audited financial statements and related notes thereto,

ICON DEVELOPMENT, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
March 31, 2007

Note 2 - Summary of Significant Accounting Policies con’t

together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006, as filed with the Securities and Exchange Commission (the “SEC”) on September 22, 2006 (file no. 000-51698).

In future periods for accounting purposes, the Merger described above will be treated as a reverse merger with Xeno being the accounting acquirer and the go-forward financial statements will reflect Xeno’s history from its inception on February 8, 2006.

Property and equipment:

Furniture and equipment is stated at cost less accumulated depreciation and is depreciated on a straight line basis, commencing when the assets are put into use over the estimated useful life of two years.

Impairment of long-lived assets and long-lived assets to be disposed of:

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell. The Company has reviewed its long-lived assets and has determined that no impairment charges were necessary for the period ended March 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per share of common stock is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. At March 31, 2007 the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Note 3 - Furniture and equipment

		Accumulated	Net
	Cost	Amortization	Book Value

Furniture and equipment	$1,121	$633	$488

ICON DEVELOPMENT, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
March 31, 2007

Note 4 - Advances to American Xeno Inc

The advances to Xeno were made under the terms of the Agreement described in Note 1 above and with the completion of the Merger have no terms for repayment.

Note 5 - Technology Purchase Agreement

By an agreement dated April 12, 2005 the Company purchased software, known as “Smart Office” in consideration of payment to the vendor of $7,500 and granting to the vendor a 3% royalty on net sales of any product that uses any portion of the technology. The Company does not intend to pursue sales of this product.

Note 6 - Acquisition

The Company had entered into an agreement on August 31, 2006 to purchase all of the assets of Netrix Inc., a Delaware company located in Vero Beach, Florida, USA. The closing was set to occur on or before October 30, 2006 and the agreement was subsequently terminated on November 5, 2006. The Company does not intend to pursue this acquisition.

Note 7 - Related Party Transactions

During the three months ended March 31, 2007 the Company paid a director $12,000 in financial consulting fees.

Advances made by stockholders and officers of the Company are non-interest bearing and have no fixed date of repayment. The amount advanced at March 31, 2007 was $4,996.

Note 8 - Stockholders’ Equity

The Company initiated a 2.5 to 1 forward stock split on August 22, 2006, which became effective on September 6, 2006. Stockholders of record on or prior to August 22, 2006, received the 2.5 to 1 forward split.

As a condition to the Merger Icon intends to complete a private placement of up to 1,500,000 units (“Units”) of Icon at a price of $1.00 per Unit to certain eligible investors. Each Unit will consist of one share of common stock and one-half of one common stock purchase warrant of Icon. Each whole purchase warrant will entitle the holder for 18 months from the date of issuance of the Units to acquire one additional share of common stock of Icon at an exercise price of $2.00.

After completion of the Merger and private placement described above, and following the cancellation of 12,500,000 shares of Icon by a founding stockholder, Icon will have 41,670,820 shares of common stock issued and outstanding.

Note 9 – Subsequent Events

See Notes 1, 4 and 8 above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Icon Development, Inc. (the “Company”) cautions readers that certain important factors (including without limitation those set forth below) may affect the Company’s actual results and could cause such results to differ materially from any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), made herein. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. You should not rely on forward-looking statements in this document. Forward-looking statements are based on current management expectations that involve risks and uncertainties that may result in such expectations not being realized. Without limiting the generality of the foregoing, words such as “may,” “expect,” ”expects”, “believe,” “believes”, “plan,” “plans”, “anticipate,” “anticipates”, “intend,” “intends”, “could,” “estimate”, “estimates”, “continue”, or “continues” and the negative of such words and phrases are intended to identify forward-looking statements. These statements are based on the Company’s beliefs as well as assumptions the Company has made using information currently available to it. Some, but not all, of the factors that may cause these differences include those discussed in the Risk Factors section of Exhibit 99.1 to the Company’s Form 8-K filed on May 14, 2007.

In particular, this document may contain forward-looking statements pertaining to the following:

  the Company’s intended business objectives and the implementation of those objectives going forward;
  the inability of the Company’s pig herd cells to infect humans with PERV (as defined herein);
  the Company’s position in the field of tolerance and rejection with respect to transplantation methods and materials;
  the timing, scope and success of the Company’s desired clinical trials;
  the ability to obtain regulatory approvals for the Company’s products;
  the likelihood that the Company receives the Orphan Drug, Fast Track and Priority review designations by the U.S. Food and Drug Administration (the “FDA”);
  the closing of the private placement of $1.5 million and the need for additional financing in the future;
  the Company’s intended focus on the field of ESRD (as defined herein), specifically the transplantation of porcine kidneys; diabetes, specifically the transplantation of porcine islet cells; and their impact upon the Company’s other research and development activities; and
  the Company’s intentions not to pay dividends in the future.

The actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors contained in the section entitled “Risk Factors” of Exhibit 99.1 to the Company’s Form 8-K filed on May 14, 2007 and other risks and uncertainties identified elsewhere in this document.

These forward-looking statements are made as of the date of this document and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

NATURE OF BUSINESS

Corporate History and Intercorporate Relationships

The Company was incorporated under the laws of the State of Nevada on October 5, 2004. The Company was a software development company and its plan was to commercialize an enterprise information portal and related software applications. It was in the early marketing stages of its software application and infrastructure build out, and has not as yet generated any revenue. Through the merger of its wholly-owned subsidiary, Icon Acquisition Corporation (“Merger Sub”), with and into American Xeno Inc. (“Xeno”) described below, the Company has undertaken a new strategic and business direction. The Company is now a bio-technology research and development company that holds an exclusive commercial license from Massachusetts General Hospital (“MGH”) of what the Company considers to be some of the medical industry’s most advanced research, intellectual property and associated technologies, derived from over 15 years of development in the field of xenotransplantation by Novartis Pharmaceuticals (“Novartis”) and its associated research entities. Xenotransplantation is defined as the transplantation of organs, cells and tissues from one species to another. At this time, the Company has no employees and no material business operations. Xeno is a bio-technology research and development company incorporated in Nevada on February 8, 2006.

On May 3, 2007, an agreement and plan of merger (the “Agreement”) was executed with Xeno, Merger Sub, and the stockholders of Xeno and on May 8, 2007 Merger Sub was merged with and into Xeno and each two issued and outstanding shares of common stock of Xeno were converted into one share of common stock of the Company (the “Merger”) resulting in an aggregate of 29,750,000 shares of common stock being issued. As a result of the Merger, Xeno became a wholly-owned subsidiary of the Company and a change of control of the Company occurred as the Xeno stockholders acquired approximately 74% of the issued and outstanding shares of common stock following the closing of the Merger.

As a condition to the Merger and as set forth in the Agreement, the Company intends to complete a private placement (the “Private Placement”) of up to 1,500,000 units (“Units”) of the Company at a price of $1.00 per Unit to certain eligible investors. Each Unit will consist of one share of common stock and one-half of one common stock purchase warrant of the Company by the end of May 2007. Each whole purchase warrant will entitle the holder for 18 months from the date of issuance of the Units to acquire one additional share of common stock of the Company at an exercise price of $2.00. After completion of the Merger and Private Placement, and following the cancellation of 12,500,000 shares of the Company by a founding stockholder, the Company will have approximately 41,670,820 shares of common stock issued and outstanding, and Xeno stockholders will own approximately 71% of these shares.

For U.S. federal income tax purposes, the Merger was effected as a qualified reorganization under the provisions of Section 368(a) of the United States Internal Revenue Code of 1986, as amended. For accounting purposes, this merger was treated as a reverse merger with Xeno being the accounting acquirer and the go-forward financial statements reflect Xeno’s history from its inception on February 8, 2006.

General Overview

Through the Merger, the Company has undertaken a new strategic and business direction. The Company intends to develop therapeutic applications of organs and cells derived from genetically engineered pigs as a transplant alternative to limited human donor sources. The transplantation of organs, cells and tissues from one species to another is defined as xenotransplantation.

Xenotransplantation is intended to address the problems arising from the limited supply of available human cells, tissues and organs for transplantation by developing technologies to permit the transplantation of cells, tissues and organs from other species, such as swine, into humans. There is a critical shortage of sources for transplantation worldwide.

Critical Issues Governing the Application of Xenotransplantation

It is desirable to create pig organs which can match the size needed for replacing human organs. In order to address this issue, a pig herd has been created of inbred miniature swine that develop organs which are human in size. It is thus possible to match the pig donor and human recipient organ sizes, which is expected to be an important factor for success in transplantation.

It is desirable to create a pig herd with uniformity to facilitate production, quality assurance and quality control of donor cells and organs. The genetic profile of the planned breeding nucleus to be selected from the current herd should ensure uniformity of the pigs in the herd, which could become a production lot, rather than each animal being a unique “production lot”. Uniformity also facilitates genetic engineering of the herd.

Safety concerns caused by Porcine Endogenous Retrovirus (“PERV”) must be addressed. As discussed in the regulatory progress section, xenotransplantation guidelines have been created and clinical trials have been opened and completed under these guidelines. Beyond the existing guidelines, miniature swine have been identified that are believed to be incapable of infecting human cells, based on laboratory studies, with PERV. Their subtype of PERV has been shown not to recombine with human endogenous retroviral gene segments. The formation of potentially pathogenic endogenous retroviruses is therefore expected to be unlikely. Research demonstrating the efficacy of life supporting pig organs and cells in primates is necessary before human clinical trials can be conducted. Research evidence has been demonstrated for donor specific immunological tolerance to organs from cloned miniature swine whose expression of alpha galactose (the major target of rejection) has been “knocked out”. This combination of technologies, tolerance and pig genetic engineering, has resulted in survival of life supporting pig kidneys in primates for up to 83 days, without evidence of rejection. In addition, tolerance is now being demonstrated in patients receiving allogeneic organ transplants.

Chronology of Development

During the 1980’s, development began on a herd of miniature swine inbred for specific genes. Research was conducted demonstrating transplantation tolerance between mice and rat tissues. In 1991, work to create a more fully inbred miniature swine herd was started. In 1996, tolerance was demonstrated for pig skin transplanted into mice. During 1999, tolerance protocols were further refined for pig tissue transplanted into mice and a research team demonstrated that there was no detectable PERV transmission in patients that had received living pig tissue and who could be traced. In 2000, tolerance was refined in transplants between mismatched pig models. During 2004, replication competent human tropic PERV were shown to be absent from the germ line of certain inbred miniature swine, and resulting mouse models with humanized bone marrow demonstrated that PERV was not transmitted into human cells. In 2005, evidence of tolerance was demonstrated in life supporting pig kidneys transplanted into baboons.

The Company’s Intellectual Property

Massachusetts General Hospital

On May 16, 2006 (the “Effective Date”), Xeno signed an exclusive licence agreement with MGH to have the exclusive right to commercially develop, manufacture, distribute and use products and processes for public use with regard to xenotransplantation. The MGH license includes 38 issued U.S. patents and 51 issued international patents, with multiple patent applications. Technologies covered by Xeno’s exclusive commercial licensee from MGH include the following:

  Exclusive rights to the commercial use of a herd of proprietary in-bred miniature swine for xenotransplantation. The Xeno pig herd has been in-bred over decades in a controlled scientific environment in order to ensure greater animal uniformity, which facilitates consistent transplant quality control.

  The Company has identified proprietary miniature swine which are believed to be incapable of infecting human cells, based on laboratory studies. This should be an important factor in ensuring transplantation safety.

  Xeno’s exclusively licensed patent rights include the methods and composition for targeting and eliminating the major cause of rejection of xenotransplants.

  The Company believes it will be in a strong position in the field of tolerance whereby a patient’s immune system can be re-educated to more closely recognize transplanted foreign cells, tissues and organs as “self”, reducing the requirement for chronic systemic immunosuppressive drugs.

  Infigen, Inc. Patents

  On January 31, 2007, Xeno also acquired a patent assignment from Infigen, Inc. consisting of two issued U.S. and seven issued international patents and multiple patent applications relating to producing pigs by cloning, including the methods used in producing the Company’s genetically engineered pigs. In these miniature swine a specific porcine gene, which is a major cause of xenotransplantation rejection, has been “knocked out”. The genetic engineering uses somatic cell nuclear transfer (“SCNT”), including oocyte maturation, oocyte/donor cell fusion, oocyte activation and embryo transfer. This is often referred to as “pig cloning”. SCNT is presently the only known method for introducing complex and predictably regulated genetic modifications into the pig genome. The Infigen patents cover key technologies with respect to pig cloning and have been demonstrated to be enabling. The Company believes that these patents represent one of the most efficient processes currently available for performing genetic modifications in pigs.

  Business Relationships

  The Company also has an agreement with Minitube of America, Inc. (“Minitube”) whereby Minitube will assist the Company in developing its intellectual property. The term of the agreement is for nine months and the Company paid $31,000 as a first payment. The Company is further obligated to pay $135,000 for setting up costs and consulting fees related to the agreement, and reimburse Minitube for any additional expenses it may incur, including sampling fees. Minitube has agreed to accept payment of $68,000 of the fees in Units at a price of $1.00 per Unit.

  Minitube has demonstrated leadership in developing and engineering innovative technologies for bovine, porcine, canine and equine reproduction. They have expertise applicable in optimizing the breeding and husbandry of the miniature swine herd for use in pre-clinical and clinical studies and later meeting commercialization requirements. In a collaborative program under the contract Minitube will evaluate and optimize environmental conditions, pig nutrition, sow farrowing and nursery systems. The breeding facility will also be renovated to accommodate ergonomic pig handling, segregation of boars and sows, and the development of a custom miniature swine mounting phantom for semen collection. The boars will be trained for semen collection and an andrology lab will be established to evaluate semen samples for artificial insemination. An estrus detection system and stud-sow artificial insemination management will be established. Pregnant sow management will be established, including farrowing preparations, sow lactation, evaluating milk supplements, baby pig weaning and husbandry.

  FDA Approval Process

  Development of a therapeutic product for human use is a multi-step process. First, in vitro and animal testing must be conducted in a manner consistent with good laboratory practices to establish the potential safety and effectiveness of the experimental product in a specific disease. Before human clinical trials may begin, an investigational new drug or other application containing the preclinical data, manufacturing and control information, and a clinical investigative plan must be submitted to and accepted by the FDA. In addition, approval and oversight by an institutional review board and adherence to requirements for proper informed consent from study subjects are required.

  Clinical trials typically involve three phases, although those phases can overlap. Phase I is conducted to evaluate the safety, and if possible, to gain early indications of effectiveness in patient population for which the product is intended for use. Phase II clinical trials are conducted in groups of patients to further study safety and effectiveness. Phase III studies are usually randomized, double blind studies testing for product safety and effectiveness in an expanded patient population to evaluate the overall risk/benefit relationship of the product. The Company will accrue clinical and pharmaco-economic data to facilitate both FDA and reimbursement approval. Because of the potential lifesaving role of Xeno’s products and the unfulfilled demand of significant numbers of potential patients, the Company may receive Orphan Drug, Fast Track and Priority Review designations by the FDA for each of its product research and development programs.

  Following completion of clinical investigations, the preclinical and clinical data that have been accumulated, together with chemistry, manufacturing and controls specifications and information, are submitted to the FDA in a Biologics License Application for review and approval.

  Regulatory Progress in Xenotransplantation

  Safety concerns in the mid 1990’s slowed the progress of xenotransplantation clinical trials. However, because of its enormous potential public health benefits in combination with infectious disease risks, the Secretary of Health and Human Services asked the FDA and CDC to form a special committee to evaluate the risks posed by xenotransplantation.

  The major focus was on the potential transmission of PERV. While there was no PERV transmission in previous clinical studies, there were many closed committee meetings and public hearings, which led to defined regulatory guidelines to minimize the safety risks of xenotransplantation. The regulations include requirements for barrier facilities and their operations, which are defined so that exogenous pathogens are removed from the donor herd, and for monitoring of patients.

  The special committee’s deliberations also uncovered some unique benefits of xenotransplantation beyond increasing the supply of donor cells, tissues and organs. These benefits include the ability for careful microbiological screening of the animal donors from birth to sacrifice, as opposed to the limited screening of human donors before transplantation. Based on these regulatory guidelines, multiple clinical trials have been opened and completed. The regulatory consensus is that infectious disease and patient monitoring safety concerns have been addressed in the guidelines. For efficacy of cell and organ transplants, there are clearly defined and monitored endpoints, which have been utilized in the development of existing transplantation drugs.

  PLAN OF OPERATION

  The Company intends to conduct its research and development programs through its wholly-owned subsidiary Xeno. Proceeds of the Private Placement are anticipated to provide approximately $1.25 million after expenses and finders fees, which after repayment of approximately $500,000 in outstanding advances and liabilities is believed to be sufficient working capital to fund the Company’s operations through an initial six month period. During this period the Company intends to advance its miniature swine breeding program and further develop its research plan. During this period the Company will also be seeking additional funding to expand its research and development program. The Company expects to conduct its research primarily through the use of sub-contractors that are experts in the fields that the various research programs relate to. As such, the Company does not expect to incur substantial increases in its number of employees or overhead costs including rent or plant and equipment.

  In order to fund its operations beyond the initial six month period the Company believes that it will be required to raise funds through private placements of equity securities. The Company will seek to raise approximately $6 million over a one- to two year period, in particular to satisfy the requirements of the MGH license. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all. Failure to obtain adequate financing if necessary could result in significant delays in development of new products and a substantial curtailment of the Company’s operations.

  Xeno intends to prioritize development of its exclusive xenotransplantation rights through the evaluation of its proprietary porcine islet cells to treat diabetes and of its proprietary porcine organs to treat end stage organ disease. After prioritization, each of these initial applications will be directed through independent research and development programs, but with common management. The Company believes that encouraging clinical results with the initial product may make it possible to achieve more rapid therapeutic deployment of additional transplantable organs, tissues and cells.

  Research and Development Focus

  The research and development focus will be to evaluate porcine transplant applications and determine their priorities.

  Kidney Transplants

  The United Network for Organ Sharing’s Organ Procurement and Transplantation Network website reports that in all of 2006, a total of 17,094 kidney transplants were performed in the US and in May of 2007, 71,665 people were on the waiting list for a kidney transplant. This accounts for only those individuals who satisfy the criteria for acceptance on the list, which is constrained by the known shortage of organs. Those who generally do not satisfy the criteria include the elderly (sometimes described as over 55), those with complicating health problems, neonates for whom donor organs are particularly difficult to obtain, and those in need of a re-transplant. With End-Stage Renal Disease (“ESRD”), kidney function is so reduced that either dialysis or a transplant is necessary for survival and the medical costs are high. The American Society of Nephrology estimates that approximately 75,000 new cases of ESRD will arise annually and the estimated cost of dialysis is over $60,000 per patient per year. This figure does not include transportation costs or loss of wages and productivity due to time away from work. According to the most recent US Renal Data System Annual Data Report (2004), total estimated direct medical payments for ESRD by public and private sources were $25.5 billion during 2002. By contrast, a kidney transplant costs approximately $45,000 and follow-up treatment averages $8,000 to $10,000 per year for anti-rejection therapy. The US Renal Data System reports that the investment in a patient receiving a transplant yields an average $50,000 per year savings compared to dialysis. The majority of renal failure patients are treated by dialysis today even though this therapy is more expensive than a transplant. Dialysis also has a number of problems that adversely affect the patient’s quality of life, and incurs a mortality rate much higher than transplantation. A major reason for this situation is the shortage of donor organs.

  The Company expects to focus a portion of its early research and development program on the application of its intellectual property as it relates to the field of ESRD, specifically the transplantation of porcine kidneys. The Company believes that the focused development of xenotransplantation of porcine kidneys may also permit the resulting technology platform to serve as a foundation and template for the rapid development of other porcine organs through to approved therapy. The proposed development plan for porcine kidneys is a continuation of the major research advances already in place through the recent work of Dr. David Sachs at MGH where he successfully demonstrated evidence of tolerance in pig to primate kidney transplants. Additionally, kidney transplantation has been prioritized in the commercialization development program because if unforeseen problems arise in the clinical trials, patients can be treated with the fallback of kidney dialysis. The transplantation of other organs will also be evaluated and prioritized for the Company’s initial research and development.

  Islet Cell Transplants

  Diabetes is the name given to disorders in which the body has trouble regulating its blood glucose, or blood sugar, levels. Diabetes affects close to 2 million people in the US alone, with an annual increase in new diagnoses of approximately 30,000 people annually. There are two major types of diabetes: Type 1 and Type 2. Type 1, also called juvenile diabetes or insulin-dependent diabetes, is a disorder of the body’s immune system and occurs when the body’s immune system attacks and destroys certain cells in the pancreas called beta cells, which are contained within small islands of endocrine cells called pancreatic islets. When the beta cells are destroyed, no insulin can be produced, and the glucose stays in the blood instead, where it can cause serious damage to all the organ systems in the body. For this reason, people with Type 1 diabetes must take insulin to stay alive. Generally, Type 1 diabetes is diagnosed in children, teenagers or young adults. There are approximately 100,000 patients with Type 1 diabetes in the US alone. There is no known cause and currently no cure for insulin-dependent diabetes.

  The total cost of care for diabetics in the US is $98 billion per year and of those costs, direct medical expense amounts to over $44 billion. This extreme financial burden to national health care services is also true of the UK and other European and Asian countries where diabetes has become endemic. Researchers have been seeking a cure for Type 1 diabetes through islet transplantation for more than 30 years. A major advance came in 2000, when Dr. James Shapiro at the University of Alberta reported the outcome of a clinical research trial in which human islets were transplanted into seven patients with Type 1 diabetes. All were able to stop taking their regular insulin injections.

  Since 1999, more than 200 patients with Type 1 “brittle” diabetes who do not respond adequately to insulin therapy, have undergone islets cell transplant, demonstrating the capability to remove insulin dependence in the short term. Though the procedure has had encouraging results, its prospects are limited by an acute shortage of human islets for transplants. The procedure requires islets from at least one pancreas. Only about 700 donor pancreases were available for transplant in the US in 2004.

  The Company intends to focus a portion of its research and development program on evaluating the application of its intellectual property as it relates to the field of diabetes, specifically the transplantation of porcine islet cells.

  Competition

  Source of porcine organs

  The Company believes that its proprietary inbred miniature swine will be desirable donors for xenotransplantation because of the ability to match donor recipient organs and the potential to identify miniature swine donor pigs which may be incapable of infecting human cells. We are unaware of any other suppliers of inbred miniature swine.

  Porcine cloning

  The Company considers Revivicor and the Mayo Clinic group as potential competitors in using nuclear cloning and genetic engineering of pigs for xenotransplantation.

  Geron and their joint venture, stART Licensing Inc., may hold some relevant intellectual property (originally from the Roslin Institute) that they have been nonexclusively licensing to interested parties. These patents have broad generic claims to methods of nuclear transfer in which quiescent cells are used as the nuclear transfer donor cell. Nuclear transfer cloning has also been successfully accomplished by Revivicor and the Mayo clinic group. The Company is leveraging the prior work done with Immerge, Infigen and University of Missouri in this area. The major target for this work by all the above groups was the production of pigs whose organs reduce rejection.

  The other area of interest has been dominant transgenesis of human complement inhibitor proteins in pigs. The Company has control of the assets and intellectual property from Novartis and Imutran in this area The Mayo group and Revivicor both have pigs with similar but not identical proteins expressed.

  Tolerance

  From the recent Nature Medicine publications, the Company expects that creation of tolerance will be necessary to prevent immune responses to further develop against swine organs in primate recipients. Through the Company’s license with MGH, it believes that it has a strong position in the field of tolerance (the re-education of the patient’s immune system to more closely recognize foreign cells, tissues and organs as “self”) to potentially reduce the need for chronic systemic immunosuppressive drugs. We are unaware of current competitors that are creating tolerance.

  Critical Accounting Policies

  Critical accounting policies are those that management believes are both most important to the portrayal of the Company’s financial condition and results of operations and that require difficult, subjective, or complex judgements, often as a result of the need to make estimates about the effects of matters that involve uncertainty.

  We believe that the “critical” accounting policies that we use in the preparation of our financial statements are as follows:

  Intellectual property:

  Intellectual property such as patents and licences applications is recorded at cost. Capitalized amounts relate to the acquisition of patents and licences, which include legal and advisory costs incurred in registration of the patents. Depreciation is calculated using the straight-line method over the useful lives of the patents. No depreciation is provided for as the patents have not yet been awarded and/or begun to generate revenues.

  Impairment of long-lived assets and long-lived assets to be disposed of:

  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell. The Company has reviewed its long-lived assets and has determined that no impairment charges were necessary for the period ended March 31, 2007.

  Use of Estimates:

  The preparation of financial statements in conformity with GAAP requires management to make estimates and accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

  Results of Operations

  The Company has not had any significant operations to date, its only expenditures during the nine-months ended March 31, 2007 have been $41,413 (March 31, 2006: $42,125) for general and administrative purposes and the Company has not received any revenues to date. The Company’s net loss for both periods equaled its expenses.

  Cash Flows from Operating Activities

  The Company expended cash from operations in the amount of $26,422 during the nine-months ended March 31, 2007 (March 31, 2006: $24,212). The Company funded this negative cash flow through the proceeds of share subscriptions.

  Cash Used in Investing Activities

  The Company advanced Xeno $317,500 pursuant to the Agreement. With the execution of the Merger, Xeno is a wholly-owned subsidiary of the Company and there are no terms for repayment. The Company funded the advances through the proceeds of share subscriptions.

  Cash Flows from Financing Activities

  The Company received $375,000 from the proceeds of share subscriptions pursuant to the pending Private Placement.

  Reverse Merger Accounting

  For accounting purposes, the Merger will be treated as a reverse merger with Xeno being the accounting acquirer and the go-forward financial statements of the Company will reflect Xeno’s history from its inception on February 8, 2006.

  Off-balance sheet arrangements.

  At each of December 31, 2006 and May 14, 2007, the Company did not have any off-balance sheet arrangements.

  Item 3. Controls and Procedures

  Evaluation Of Disclosure Controls And Procedures

  As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and accumulated and communicated to management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

  Changes In Internal Control Over Financial Reporting

  Internal Control Over Financial Reporting

  Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. In connection with the evaluation of the Company’s internal controls during its last fiscal quarter, the principal executive officer and principal financial officer have determined that there have been no changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

  Notwithstanding the foregoing, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company and its subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective of ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

  PART II – OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

  None.

  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  None.

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

  ITEM 5. OTHER INFORMATION

  None.

  Item 6. Exhibits

  The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-QSB:

Exhibit
Number	Description
3.1(1)	Articles of Incorporation dated September 28, 2004
3.2(2)	Amended Articles of Incorporation dated August 22, 2006
3.3(1)	Bylaws
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

  * Indicates a management contract or compensatory plan or arrangement
  (1) Previously filed with Form SB-2 on November 15, 2005.
  (2) Previously filed with Form 8-K on August 22, 2006.

  SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON DEVELOPMENT, INC.

Date: May 17, 2007	By: /s/ Elliot Lebowitz
Elliot Lebowitz
President and Chief Executive Officer
(Principal Executive Officer)