Form 10KSB
period 2007-06-30
Xeno Transplants CORP
filed 2007-09-27
CIK 1333077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-KSB
_________________

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007 OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file Number: 000-51698 _______________

Xeno Transplants Corporation
(Name of small business issuer in its charter)

_______________

Nevada	98-0335119
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1066 West Hastings Street, Suite 2610, Vancouver, BC, Canada V6E 3X2
(Address of principal executive offices, Zip Code)

(604) 684-4691
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
The Issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 10, 2007, was $34,251,447.

The number of shares outstanding of each of the Issuer’s classes of equity as of September 17, 2007, was 40,295,820 shares of common stock.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Xeno Transplants Corporation

FORM 10-KSB

For the Year Ended June 30, 2007

INDEX

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Xeno Transplants Corporation (the “Company”) cautions readers that certain important factors (including without limitation those set forth below) may affect the Company’s actual results and could cause such results to differ materially from any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), made herein. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. You should not rely on forward-looking statements in this document. Forward-looking statements are based on current management expectations that involve risks and uncertainties that may result in such expectations not being realized. Without limiting the generality of the foregoing, words such as “may,” “expect,” ”expects”, “believe,” “believes”, “plan,” “plans”, “anticipate,” “anticipates”, “intend,” “intends”, “could,” “estimate”, “estimates”, “continue”, or “continues” and the negative of such words and phrases are intended to identify forward-looking statements. These statements are based on the Company’s beliefs as well as assumptions the Company has made using information currently available to it. Some, but not all, of the factors that may cause these differences include those discussed in the Risk Factors section.

In particular, this document contains forward-looking statements pertaining to the following:

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
  the possibility that xenotransplantation will become a treatment alternative to limited human donor sources;
  management’s projection of the price of xenotransplantation;
  the market potential for the Company’s xenotransplants;
  the desirability of the Company’s inbred miniature swine for xenotransplantation;
  the ability of the Company to identify miniature swine donor pigs that may be incapable of infecting human cells;
  the Company’s intended focus on the field of ESRD (as defined herein), specifically the transplantation of porcine kidneys; diabetes, specifically the transplantation of porcine islet cells; and their impact upon the Company’s other research and development activities;
  the Company’s intentions not to pay dividends in the future;
  the ability of the Company and CrossCart (as defined herein) to agree to a definitive acquisition agreement;
  the need to satisfy the conditions to closing of such definitive acquisition agreement and the private placements of units;
  the integration of the businesses of the Company and CrossCart; and
  the need to satisfy the regulatory and legal requirements with respect to the acquisition of CrossCart and private placement of units.

The actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors contained in the section entitled “Risk Factors” in Exhibit 99.1 to the Company’s current report on Form 8-K filed May 14, 2007 and other risks and uncertainties identified elsewhere in this document.

These forward-looking statements are made as of the date of this document and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

PART I

Item 1. Description of Business.

Corporate History and Intercorporate Relationships

The Company was incorporated under the laws of the State of Nevada on October 5, 2004. Until recently the Company was a software development company and its plan was to commercialize an enterprise information portal and related software applications. It was in the early marketing stages of its software application and infrastructure build out, and has not as yet generated any revenue. Through the merger of its wholly-owned subsidiary, Icon Acquisition Corporation (“Merger Sub”), with and into American Xeno Inc. (“AXI”) described below, the Company has undertaken a new strategic and business direction. The Company is now a bio-technology research and development company that holds an exclusive commercial license from Massachusetts General Hospital (“MGH”) derived from over 15 years of development in the field of xenotransplantation by Novartis Pharmaceuticals (“Novartis”) and its associated research entities. Xenotransplantation is defined as the transplantation of organs, cells and tissues from one species to another. At this time, the Company has no employees and no material business operations. AXI is a bio-technology research and development company incorporated in Nevada on February 8, 2006 and following the Merger (as defined below) became a wholly-owned subsidiary of the Company.

On May 3, 2007, an agreement and plan of merger (the “Agreement”) was executed with AXI, Merger Sub, and the stockholders of AXI, and on May 8, 2007 Merger Sub was merged with and into AXI and every two issued and outstanding shares of common stock of AXI were converted into one share of common stock of the Company (the “Merger”) resulting in an aggregate of 29,875,000 shares of common stock being issued. Pursuant to the Merger the Company also cancelled 12,500,000 shares of common stock previously held by a founding shareholder. As a result of the Merger, AXI became a wholly-owned subsidiary of the Company and a change of control of the Company occurred as the AXI stockholders acquired approximately 74% of the issued and outstanding shares of common stock following the closing of the Merger.

As a part of the Merger and as set forth in the Agreement, the Company intends to complete a private placement (the “Private Placement”) of up to 1,500,000 units (“Units”) of the Company at a price of $1.00 per Unit to certain eligible investors by December 31, 2007. Each Unit will consist of one share of common stock and one common stock purchase warrant of the Company. Each whole purchase warrant will entitle the holder for two years from the date of issuance of the Units to acquire one additional share of common stock of the Company at an exercise price of $1.00.

For U.S. federal income tax purposes, the Merger was effected as a qualified reorganization under the provisions of Section 368(a) of the United States Internal Revenue Code of 1986, as amended. For accounting purposes, the Merger was treated as a reverse merger with AXI being the accounting acquirer and the go-forward financial statements reflect AXI’s history from its inception on February 8, 2006. The fiscal year-end of AXI was changed to June 30 from December 31; consequently the financial statements for the current period presented are for the six months ended June 30, 2007 and the comparative figures presented are for the period from inception on February 8, 2006 to December 31, 2006.

On August 13, 2007 the Company changed its name from Icon Development, Inc. (“ICON”) to Xeno Transplants Corporation.

General Overview

Following the Merger, the Company has undertaken a new strategic and business direction. The Company intends to develop therapeutic applications of organs and cells derived from genetically engineered pigs as a transplant alternative to limited human donor sources. The transplantation of organs, cells and tissues from one species to another is defined as xenotransplantation.

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

Critical Issues Governing the Application of Xenotransplantation

A need exists for the creation of pig organs which can match the size needed for replacing human organs. In order to address this issue, a pig herd has been created of inbred miniature swine that develop organs which are human in size. It is thus possible to match the pig donor and human recipient organ sizes, which is expected to be an important factor for success in transplantation.

It is also desirable to create a pig herd with uniformity to facilitate production, quality assurance and quality control of donor cells and organs. The genetic profile of the planned breeding nucleus to be selected from the current herd should ensure uniformity of the pigs in the herd, which could become a production lot, rather than each animal being a unique “production lot”. Uniformity also facilitates genetic engineering of the herd.

Safety concerns caused by Porcine Endogenous Retrovirus (“PERV”) must be addressed. As discussed in the regulatory progress section, xenotransplantation guidelines have been created by the FDA and clinical trials have been opened and completed under these guidelines. Beyond the existing guidelines, miniature swine have been identified by the Company that are believed to be incapable of infecting human cells, based on laboratory studies, with PERV. Their subtype of PERV has been shown not to recombine with human endogenous retroviral gene segments.

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

The Company’s Intellectual Property

Massachusetts General Hospital

On May 16, 2006 (the “Effective Date”), AXI signed an exclusive license agreement with MGH to have the exclusive right to commercially develop, manufacture, distribute and use products and processes for public use with regard to xenotransplantation. The MGH license includes 38 issued U.S. patents and 51 issued international patents, with multiple patent applications. Technologies covered by AXI’s exclusive commercial licensee from MGH include the following:

- Exclusive rights to the commercial use of a herd of proprietary in-bred miniature swine for xenotransplantation. The AXI pig herd has been in-bred over decades in a controlled scientific environment in order to ensure greater animal uniformity, which facilitates consistent transplant quality control.

- The Company has identified proprietary miniature swine which are believed to be incapable of infecting human cells, based on laboratory studies. This may be an important factor in ensuring transplantation safety.

- AXI’s exclusively licensed patent rights include the methods and composition for targeting and eliminating a major cause of rejection of xenotransplants.

- The Company believes it will be in a strong position in the field of tolerance whereby a patient’s immune system can be re-educated to more closely recognize transplanted foreign cells, tissues and organs as “self”, reducing the requirement for chronic systemic immunosuppressive drugs.

In order to maintain its license in good standing, the Company must pay to MGH:

1)	$25,000 within 30 days of the Effective Date (paid).
2)	$175,000 within 18 months of the Effective Date or when the Company secures $5,000,000 in financings, whichever is earlier.
3)	Reimbursement for any costs associated with the preparation, filing, prosecution and maintenance of all patent rights.
4)

An annual license fee of $5,000 for the first four years, and $20,000 for every year thereafter (this fee can be waived if the Company spends a minimum of $100,000 per year for other hospital supported patent projects).

5)	$1,125,000 per product that is successfully brought to commercial production. Payments that add up to the $1,125,000 will be due upon each successful stage to obtain commercial production.
6)	A royalty of 6% of net sales (as defined in the agreement).

The Company is obligated to perform the following from the Effective Date of the agreement:

1)	Raise $500,000 by March 31, 2007 (completed).
2)	Raise an additional $5,000,000 within 18 months of the Effective Date.
3)	Commit $100,000 per year for two years for support of animal research within two years of the Effective Date.
4)	Complete various phases, studies, and applications as set forth in the agreement.

The term of the agreement is in effect until such time as all obligations have been met by the Company.

Infigen, Inc. Patents

On January 31, 2007, AXI also acquired a patent assignment from Infigen, Inc. consisting of two issued U.S. and seven issued international patents and multiple patent applications relating to producing pigs by cloning, including the methods used in producing the Company’s genetically engineered pigs. In these miniature swine a specific porcine gene, which is a major cause of xenotransplantation rejection, has been “knocked out”. The genetic engineering uses somatic cell nuclear transfer (“SCNT”), including oocyte maturation, oocyte/donor cell fusion, oocyte activation and embryo transfer. This is often referred to as “pig cloning”. SCNT is presently the only known method for introducing complex and predictably regulated genetic modifications into the pig genome. The Infigen patents cover key technologies with respect to pig cloning and have been demonstrated to be enabling. The Company believes that these patents represent one of the most efficient processes currently available for performing genetic modifications in pigs.

Business Relationships

The Company also has an agreement with Minitube of America, Inc. (“Minitube”) whereby Minitube will assist the Company in developing its intellectual property. The term of the agreement is for six months, ending July 2007, and the Company is obligated to pay $166,000 for setting up costs and consulting fees related to the agreement, and reimburse Minitube for any additional expenses they may occur, including sampling fees. Minitube agreed to accept 68,000 units, consisting of one share of common stock of the Company and one-half of one warrant to purchase one share of common stock at a price of $2.00 exercisable for 18 months, at a deemed price of $1.00 per unit in payment of $68,000 of the total amount.

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

Acquisition Letter of Intent

On September 20, 2007 the Company entered into a Letter of Intent (the “LOI”) to acquire CrossCart, Inc. (“CrossCart”), a privately held California corporation.

CrossCart has developed and patented a technology intended to make animal tissues usable for human applications. The process has been tested in primate models and human studies and clinical trial of an anterior cruciate ligament (“ACL”) replacement device has received FDA approval.

CrossCart is expecting to roll out the ACL device in Europe over the next one to two years, and subsequently intends to complete the U.S. pivotal trial and develop further applications such as soft tissue patches and bone dowels and screws.

The Company’s technology potentially provides the opportunity for xenotransplantation of multiple types of organs and cells, including whole organ liver and kidney transplants, and islet cell transplants, from the same proprietary genetically modified donor animal, GalT-KO miniature pigs. CrossCart's technology is potentially applicable to a variety of medical devices including orthopedics, ligaments, cartilage and bone; cardiovascular materials, including heart valves and vascular grafts; and cosmetics, including soft tissue patches and injectable collagen.

Management of the Company believes that that the acquisition of CrossCart has the potential to significantly improve the business opportunities of both companies through the following key factors:

  the potential to significantly accelerate the Company’s product commercialization timetable;
  the possibility of expanding the Company’s potential markets and diversifying revenue streams; and
  it could create strong synergies in the Company’s research and development programs and administrative cost savings.

The terms of the LOI are summarized as follows:

  the terms of the LOI are subject to negotiation and execution of a definitive acquisition agreement which shall be approved by the respective boards of directors of each corporation and by the stockholders of CrossCart;
  all of the stock of CrossCart, including common stock, preferred stock, and stock issuable on conversion of debt, shall be exchanged for 22 million shares of common stock of the Company. CrossCart will become a wholly-owned subsidiary of the Company;
  certain current stockholders of the Company and CrossCart will negotiate the terms of a voting trust whereby all their combined stock will be voted together for any transaction or event involving a material acquisition or disposal of assets, a change in control, a change in the majority of directors, or a change in senior management;
  the CrossCart stockholders will have the right to nominate two directors to the board of the Company;
  the Company shall advance $250,000 to CrossCart for operating capital, on or before October 30, 2007, in the form of a non-refundable deposit. In the event that the acquisition does not close, the $250,000 will be converted to an investment in CrossCart by the Company on the same terms as the next financing obtained by CrossCart;
  a further contribution of $2.25 million in operating capital will be provided by the Company to CrossCart on or before the closing date of the acquisition; and
  closing is set to occur on or before November 30, 2007.

Research and Development

As the Company is in the early stages of its development it has not incurred any research and development expenses to date. Its total expenditures have related to administrative costs and costs associated with the acquisition, maintenance and development of intellectual property.

Markets

Transplantation Market Overview

Worldwide, there is a large and increasing shortage of donor tissues and organs for critically ill patients. In the US alone, the current waiting list for an organ transplant is over 90,000 patients.i In addition to patients on the waiting list, many more patients could benefit from transplants but are deemed ineligible because of their condition and the extreme shortage of donor tissues and organs. Thus, the large and growing number of patients on the waiting list for an organ transplant falls far short of the true need.

Not only are human donor organs in scare supply, the quality of donor organs has declined as demand has increased. While there was a sufficient supply of pristine organs from healthy young adults (generally head trauma victims) in the early days of organ transplantation, more and more so-called “marginal” or “extended criteria” organs are now being transplanted from older donors with chronic conditions and infections. There is no government agency that sets standards for organ acceptability for transplant. The US Department of Health and Human Services contracts with the United Network for Organ Sharing (“UNOS”) to handle transplant system logistics, and distribution based on medical need. However, decisions about whether organs are usable are made by individual surgeons, and there is a high degree of variability in this decision-making process.

The market change through availability of genetically engineered porcine xenografts is potentially transformational, in that it addresses the central dilemma of transplantation -- that people must die or undergo traumatic procedures in order for patients with end-stage organ disease to survive. The economic benefits also could be substantial.

Xenotransplantation provides the possibility of becoming a viable alternative for transplant patients, as a widely available, life-saving, cost-effective treatment that could also offer improved quality of life.

______________________________________
i Organ Procurement and Transplantation Network, data as of July 20, 2007, United Network for Organ Sharing

Liver Transplantation

Liver transplantation, including xenotransplants for temporary support and bridge indications as well as destination therapy, could provide a potentially large market opportunity for the Company. Liver transplantation currently offers the only definitive life-saving therapy for patients with end-stage liver disease (“ESLD”) or fulminant hepatic failure. Allogeneic liver transplantation is highly successful, with an overall one-year patient survival rate of approximately 87% for patients with primary liver transplants.i Unfortunately, according to UNOS, more than 16,000 individuals in the US alone await donor liver transplantationii, while only about 6,000 cadaveric and 300 living donor transplants have been performed annually in recent years.iii The gap between supply and demand is increasing yearly by 10 to 15%iv, and up to 15% of patients in need of a transplant die each year before a suitable organ can be identified.v Moreover, the large number of patients on the waiting list for transplantation has been kept artificially low due to stringent criteria that exclude many patients. Innovative surgical techniques, greater reliance on living donors for liver segment donations for pediatric patients, cadaveric split liver transplantation for pediatric patients, and use of extended criteria donors, have been adopted to address the critical donor shortage. Despite these efforts, the demand for liver transplants continues to greatly surpass availability. Living donor liver transplantation currently provides about 5% of graft needs, and research indicates that this figure is not expected to increase significantly in the future.vi For adult patients, xenotransplantation may provide the only realistic solution. Moreover, the number of patients eligible for liver transplantation would increase significantly if the organ shortage were resolved.

ESLD caused by hepatitis C virus (“HCV”) is the leading indication for liver transplantation, accounting for about 60% of transplant recipients.vii The prevalence of ESLD in the US is approximately 5% (15 million patients).viii In the US alone, about 4.1 million people are infected with HCV, and 70 to 80% of these individuals are expected to develop chronic liver disease.ix ESLD patients typically experience recurrent disease early after transplantation since effective antiviral agents for HCV are still not available. Because of the poor results after retransplantation in ESLD patients and the scarcity of donor organs, repeat transplantation is seldom indicated. This situation could be substantially eliminated with xenotransplantation from GalT-XO miniature pigs, particularly since there is evidence that human HCV does not infect the porcine liver; as such, xenotransplantation could become the method of choice for these patients.

The Company’s management currently projects a price of $50,000 per xenotransplant organ. This figure is based on the current acquisition fee of approximately $25,000 for a human donor organx, which has minimal clinical history and a resultant risk of disease and deterioration. Human organs are usually supplied on an emergency basis, matching the death of a donor with the critical condition of a recipient. In contrast, the Company’s GalT-KO xenotransplant organs would be procured from inbred miniature swine raised in a GMP-SPF barrier facility, with extensive monitoring and testing from birth to sacrifice for a scheduled transplant. Given the sizeable number of known and potential liver transplant recipients, the market potential for the Company’s GalT-KO porcine liver xenotransplants could be very large.

_____________________________________
i Organ Procurement and Transplantation Network, Liver Kaplan-Meier Graft Survival Rates for Transplants Performed 1997-2004
ii Organ Procurement and Transplantation Network, data as of July 20, 2007, United Network for Organ Sharing
iii Organ Procurement and Transplantation Network, Liver Transplants Performed in the US, January 1, 1988-April 30, 2007
iv Organ Procurement and Transplantation Network, data as of July 20, 2007, United Network for Organ Sharing
v Harper, AM, The OPTN Waiting List, in Clinical Transplants 2000, JM Cecka and PI Terasaki, eds. 2001, UCLA Immunogenetics Center: Los Angeles. p 73-84
vi 2006 US Organ Procurement and Transplantation / Scientific Registry of Transplant Recipients Annual Report
vii Armstrong, GL, et al., The past incidence of hepatitis C virus infection: implications for the future burden of chronic liver disease in the United States. Hepatology 200. 31(3): 777-782
viii Ibid.
ix US Centers for Disease Control and Prevention, 2007
x New England Organ Bank standard acquisition fees for the period July 1, 2004 through June 30, 2005.

Kidney Transplantation

In the US alone, approximately 16,000 kidney transplants are performed annually and over 72,000 patients are on the waiting list for transplants.i The vast majority of renal failure patients are treated by dialysis, which currently is the only alternative to transplantation; however, dialysis is more expensive and has higher rates of morbidity and mortality than transplantation. Data from the National Kidney and Urologic Diseases Information Clearinghouse demonstrate the large differences in survival times between dialysis and kidney transplantation patients (see figure below). If xenotransplants were available to increase the supply of donor organs, treatment also could occur earlier in the progression of renal disease and before damage occurred elsewhere in the body.

The initial focus of the Company’s Kidney Transplant Program will be on dialysis patients with high sensitization against human tissues, who are unlikely to be offered a human kidney transplant. About 15% of the 300,000 ESRD patients on dialysis have high panel reactive antibodies (“PRA’s”) against human donor tissues. MGH has found low PRA’s in these patients against porcine tissues. For this subgroup of patients alone, the market potential is very large.

Additional Transplant Programs

The Company is also evaluating other promising GalT-KO xenotransplant product development opportunities for major unmet medical needs.

Islet Cell Transplantation

The Company is exploring technology options and potential collaborations for developing the use of porcine pancreatic islet cells from its GalT-KO miniature swine to treat “brittle” type 1 diabetics and diabetic patients with renal failure. There are approximately 100,000 “brittle” type 1 diabetics in the US alone who do not respond adequately to insulin therapy. These patients might be able to achieve an improved life expectancy if islet cell transplants were not limited by the lack of donor cells. Islet cell transplants have demonstrated the capability to remove short-term insulin dependence in brittle diabetics, but with only approximately 500 pancreases available each year in the US for islet cell extraction and transplantation, the development of this potentially life-saving therapy is currently severely limited to a very small minority of patients.

FDA Approval Process

Development of a therapeutic product for human use is a multi-step process. First, in vitro and animal testing must be conducted in a manner consistent with good laboratory practices to establish the potential safety and effectiveness of the experimental product in a specific disease. Before human clinical trials may begin, an investigational new drug or other application containing the preclinical data, manufacturing and control information, and a clinical investigative plan must be submitted to and accepted by the FDA. In addition, approval and oversight by a institutional review board and adherence to requirements for proper informed consent from study subjects are required.

_______________________________________
i Organ Procurement and Transplantation Network, data as of July 20, 2007, United Network for Organ Sharing

Clinical trials typically involve three phases, although those phases can overlap. Phase I is conducted to evaluate the safety, and if possible, to gain early indications of effectiveness in the patient population for which the product is intended for use. Phase II clinical trials are conducted in groups of patients to further study safety and effectiveness. Phase III studies are usually randomized, double blind studies testing for product safety and effectiveness in an expanded patient population to evaluate the overall risk/benefit relationship of the product. The Company will accrue clinical and pharmaco-economic data to facilitate both FDA and reimbursement approval. Because of the potential lifesaving role of Xeno’s products and the unfulfilled demand of significant numbers of potential patients, the Company may receive Orphan Drug, Fast Track and Priority Review designations by the FDA for each of its product research and development programs. There can be no assurance, however, that the Company will receive such designations.

Following completion of clinical investigations, the preclinical and clinical data that have been accumulated, together with chemistry, manufacturing and controls specifications and information, are submitted to the FDA in a Biologics License Application for review and approval. For medical devices a PMA must be submitted for review and approval.

Regulatory Progress in Xenotransplantation

Safety concerns in the mid 1990’s slowed the progress of xenotransplantation clinical trials. However, because of its enormous potential public health benefits in combination with infectious disease risks, the Secretary of Health and Human Services asked the FDA and Centers for Disease Control and Prevention to form a special committee to evaluate the risks posed by xenotransplantation.

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

The special committee’s deliberations also uncovered some unique benefits of xenotransplantation beyond increasing the supply of donor cells, tissues and organs. These benefits include the ability for careful microbiological screening of the animal donors from birth to sacrifice, as opposed to the limited screening of human donors before transplantation. Based on these regulatory guidelines, multiple clinical trials have been opened and completed. The regulatory consensus is that infectious disease and patient monitoring safety concerns have been addressed in the guidelines. For efficacy of cell and organ transplants, there are clearly defined and monitored endpoints, which have been utilized in the development of existing transplantation drugs and devices.

Competition

Source of porcine organs

The Company believes that its proprietary inbred miniature swine will be desirable donors for xenotransplantation because of the ability to match donor and recipient organ size and the potential to identify miniature swine donor pigs which may be incapable of infecting human cells. The Company is unaware of any other suppliers of inbred miniature swine.

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

The other area of interest has been dominant transgenesis of human complement inhibitor proteins in pigs. The Company has control of the assets and intellectual property from Novartis and Imutran in this area. The Mayo group and Revivicor both have pigs with similar but not identical proteins expressed.

Tolerance

From the recent Nature Medicine publications, the Company expects that creation of tolerance will be necessary to prevent immune responses to further develop against swine organs in primate recipients. Through the Company’s license with MGH, it believes that it has a strong position in the field of tolerance (the re-education of the patient’s immune system to more closely recognize foreign cells, tissues and organs as “self”) to potentially reduce the need for chronic systemic immunosuppressive drugs. The Company is unaware of current competitors that are creating tolerance in primates.

Stem Cells

Stem cell research to create organs is potentially attractive but is also anticipated to be at least 5 to 10 years away from experimental clinical utility and an additional decade for commercialization. Even for creating cells and tissues, it is unclear if human embryonic stem cells are controllable enough in their differentiation to specific cells for assuring both their safety and efficacy in transplantation. Also, if the cells are derived from a single source of stem cells and transplanted to multiple recipients, they will require immunosuppression against rejection. If autologous cells are transplanted after nuclear transfer, the underlying autoimmunity that caused the disease (e.g. Type 1 diabetes) will still need to be controlled against a patient’s autologously derived cells. The use of hematopoietic stem cells has not demonstrated consistent results to date.

In contrast to the extensive history and acceptance of porcine based products in medical applications, the creation and destruction of embryonic stem cells continue to encounter significant moral/religious opposition.

Item 2. Description of Property.

The Company does not own any plant or other property and has not entered into any lease arrangements. It currently rents office space in Vancouver, British Columbia on a month-to-month basis at the rate of CDN$2,500 per month for its corporate head office and uses space free of charge in the home of its President and Chief Executive Officer for the offices of its subsidiary AXI in Brookline, Massachusetts.

Item 3. Legal Proceedings.

The Company is not a party to any legal proceedings as of the date of this report, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material effect on the Company’s results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter ended June 30, 2007, there were no matters submitted to a vote of the Company’s security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company’s common stock is quoted on the Over-the-Counter-Bulletin-Board (“OTCBB”) and was originally quoted under the symbol “ICND” as of May 19, 2006. Subsequent to a two-and-one-half to one stock split, the trading symbol changed to “IDVE” on September 6, 2006. On August 13, 2007, the Company changed its symbol to “XENO” from “IDVE” after the Merger with AXI and change of name. The table below sets forth the reported high and low bid prices for the Company’s common stock on the OTCBB for the quarterly periods ended June 30, 2006 to June 30, 2007. These OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On September 17, 2007, the closing price of the Company’s common stock on the OTCBB was $0.80.

	High	Low

2006
June 30, 2006	No trading	No trading
September 30, 2006	$1.70	$0.10
December 31, 2006	$2.00	$1.25

2007
March 31, 2007	$1.80	$1.30
June 30, 2007	$1.70	$0.86

As of September 17, 2007, there were 27 holders of record based on the records of the Company’s transfer agent. This number does not include beneficial owners of the Company’s common stock whose stock is held in the names of various securities brokers, dealers and registered clearing agencies.

The Company has never paid dividends on its common stock and does not intend to pay dividends on its common stock in the foreseeable future. The Board of Directors (the “Board”) of the Company intends to retain any earnings to provide funds for the operation and expansion of the Company’s business. See “Item 6—Management’s Discussion and Analysis.”

The Company does not have any equity compensation plans.

Recent Sales of Unregistered Securities
None

Small Business Issuer Purchases of Equity Securities

During the fourth quarter of the year ended June 30, 2007, there were no purchases of equity securities effected by the Company or any affiliated purchasers.

Item 6. Management’s Discussion and Analysis or Plan of Operation

About Xeno Transplants Corporation

Xeno Transplants Corporation is a bio-technology research and development company that holds an exclusive commercial license from Massachusetts General Hospital of what the Company considers to be some of the medical industry’s most advanced research, intellectual property and associated technologies, derived from over 15 years of development in the field of xenotransplantation by Novartis Pharmaceuticals and its associated research entities. Xenotransplantation is defined as the transplantation of organs, cells and tissues from one species to another. At this time, the Company has no employees and no material business operations.

Overview

The Company’s Business

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

Critical Accounting Polices and Estimates

Critical accounting policies are those that management believes are both most important to the portrayal of the Company’s financial condition and results, and that require difficult, subjective, or complex judgements, often as a result of the need to make estimates about the effects of matters that involve uncertainty.

Xeno Transplants Corp. believes the “critical” accounting policies it uses in the preparation of its financial statements are as follows:

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Intellectual property

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

Impairment of long-lived assets

Long-lived assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. Management periodically evaluates the carrying value of long-lived assets and has determined that there was no impairment as of June 30, 2007. Should there be impairment in the future, the Company would recognize the amount of the impairment based on the expected future cash flows from the impaired assets. The cash flow estimates would be based on management’s best estimates, using appropriate and customary assumptions and projections at the time.

Results of Operations for the three-month and six-month periods ended June 30, 2007:

The Company is in the early stage of its development and just beginning operations. As a result there is a very limited history of operations. In addition, due to the reverse merger accounting and change in fiscal year-end from December 31 to June 30, the current period presented for the year-ended June 30, 2007 only includes six months of operations since December 31, 2006.

Operating Expenses

Operating expenses totalled $88,688 for the three-month period ended June 30, 2007 and $128,185 for the six-month period ended June 30, 2007. The operating expenses consisted of general and administrative expenses, which primarily included legal fees associated with the Merger with ICON and travel expenses and administrative costs. Prior to 2007 the Company was privately held and quarterly financial statements were not prepared. The Company began operations on February 8, 2006 and had total operating expenses of $46,351 for the period ended December 31, 2006, this amount is not considered material and the Company believes is not indicative of the Company’s future operations.

Amortization

During the three-and six-month periods ended June 30, 2007 there was a write-down of $348 on computer equipment.

Net Loss for the Period

Overall, the Company incurred a net loss for the three-month period ended June 30, 2007 of $88,688 and a net loss for the six-month period ended June 30, 2007 of $128,185.

The Company incurred a net loss for the period ended December 31, 2006 of $46,351.

Summary of Quarterly Results

	June 30,	March 31,
	2007	2007

Total Revenue	$-	-
Net Loss	(88,688)	(39,497)
Net loss per share	-	-

Liquidity and Capital Resources

The Company’s aggregated cash on hand at the beginning of the six-month period ended June 30, 2007 was $1,971.

The impact on cash after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $129,031. The Company received advances from Icon Development, Inc. of $327,500 prior to the Merger and due to the Merger the Company acquired $252,385 in cash and was no longer obligated to repay the $327,500 in advances. The Company spent $424,680 on intellectual property and repaid shareholder advances of $14,449. The Company received $18,250 relating to subscriptions receivable that were outstanding at December 31, 2006 and $150 in new stock subscriptions. The Company’s cash position increased for the six month period by $30,125 to $32,096 cash on hand at June 30, 2007.

At the date of acquisition of Icon Development Inc. it had received $675,000 in stock subscriptions with $50,000 in corresponding issuance costs resulting in a net stock subscription amount of $625,000. These funds had been used by Icon to advance $327,500 to the Company and provide $45,115 for operating expenses, with the balance of $252,385 held in cash. The subscriptions have been received as part of an intended private placement of up to 1,500,000 units (“Units”) of the Company at a price of $1.00 per Unit to certain eligible investors. Each Unit will consist of one share of common stock and one common stock purchase warrant of the Company. Each whole purchase warrant will entitle the holder for two years from the date of issuance of the Units to acquire one additional share of common stock of the Company at an exercise price of $1.00. As a condition of the Merger and as set forth in the Agreement, the Company intends to complete this private placement by December 31, 2007. There can be no assurance that the Company will be able to complete this private placement by that date, or at all.

Private Placements in 2007

During the six-month period ended June 30, 2007, the Company completed a private placement consisting of 150,000 units at $0.001 per unit. Each unit consisted of one common share.

Acquisition Letter of Intent

On September 20, 2007 the Company entered into a Letter of Agreement (the “LOI”) to acquire CrossCart, Inc (“CrossCart”), a privately held California corporation.

The terms of the LOI are summarized as follows:

  the terms of the LOI are subject to negotiation and execution of a definitive Acquisition Agreement which shall be approved by the respective Board of Directors of each corporation and by the shareholders of CrossCart;
  all of the stock of CrossCart, including common shares, preferred shares, and shares issuable on conversion of debt, shall be exchanged for 22 million shares of common stock of the Company. CrossCart will become a wholly-owned subsidiary of the Company;
  certain current stockholders of the Company and CrossCart will negotiate the terms of a voting trust whereby all their combined shares will be voted together for any transaction or event involving a material acquisition or disposal of assets, a change in control, a change in the majority of directors, or a change in senior management;
  the CrossCart stockholders will have the right to nominate two directors to the board of the Company;
  the Company shall advance $250,000 to CrossCart for operating capital, on or before October 30, 2007, in the form of a non-refundable deposit. In the event that the acquisition does not close, the $250,000 will be converted to an investment in CrossCart by the Company on the same terms as the next financing obtained by CrossCart;
  a further contribution of $2.25 million in operating capital will be provided by the Company to Crosscart on or before the closing date of the acquisition; and
  closing is set to occur on or before November 30, 2007.

In conjunction with the acquisition, the Company intends to complete a private placement of units (“Units”) to sell a minimum of 2.5 million Units and up to a maximum of 15 million Units of the Company at a price of $1.00 per Unit to certain eligible investors. Each Unit will consist of one share of common stock and one common stock purchase warrant. Each whole purchase warrant will entitle the holder for 2 years from the date of issuance of the Units to acquire one additional share of common stock at an exercise price of $1.00.

As the Company is just beginning its research and development program it does not as yet have any products for sale and it has not generated any revenues and does not anticipate generating any revenues for the next several years. It will need to raise additional funds through private placements of its securities or seek other forms of financing during the 2008 and future financial years. Completion of the remaining $825,000 of the $1.5 million private placement described above would provide the Company with sufficient capital to fund its operations for approximately six months. The Company intends to seek a minimum of $2.5 million and up to a maximum of $15 million in private placement funding in order to be able to complete the planned acquisition of CrossCart and complete anticipated preclinical studies programs in organ transplantation. The costs of proceeding with the preclinical studies are estimated to be $3 million per year for the next two years.

There can be no assurance that any such financing will be available to the Company on terms acceptable to it, if at all. Failure to obtain adequate financing could result in significant delays in development of new products and a substantial curtailment of the Company’s operations. If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contract obligations.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. There was no material impact on the Company’s consolidated financial statements upon adoption of FIN 48.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The Company has applied SAB 108 using the retroactive method in connection with the preparation of its annual consolidated financial statements for the year ended June 30, 2007. The adoption of SAB 108 caused no adjustments to the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently in the process of evaluating the impact that SFAS No. 157 will have on its future financial position and results of operations.

Off-Balance Sheet Arrangements

At June 30, 2007 the Company did not have any off-balance sheet arrangements.

Item 7. Financial Statements.

XENO TRANSPLANTS CORPORATION

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations and Deficit
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity (Deficit)
Notes to Consolidated Financial Statements

Financial Statements
(Expressed in US dollars)

XENO TRANSPLANTS CORPORATION

Years ended June 30, 2007 and December 31, 2006

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Xeno Transplants Corp.
(formerly Icon Developments, Inc.)

We have audited the accompanying consolidated balance sheets of Xeno Transplants Corp. (formerly Icon Developments, Inc.) as at June 30, 2007 and December 31, 2006 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from the beginning of the development stage on February 8, 2006 to June 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at June 30, 2007 and December 31, 2006 and the results of its operations and its cash flows for the period from the beginning of the development stage on February 8, 2006 to June 30, 2007 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is dependent upon financing to continue operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants

September 4, 2007 (except as to Note 13
which is as of September 21, 2007)

A Member of SC INTERNATIONAL
_____________________________________

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

XENO TRANSPLANTS CORP.
(formerly Icon Development, Inc)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2007	2006

ASSETS

Current assets
Cash and cash equivalents	$32,096	$1,971
Prepaid expenses	5,731	-

Total current assets	37,827	1,971

Intellectual Property (Note 5)	603,582	290,630

TOTAL ASSETS	$641,409	$292,601

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$233,812	$266,592
Amounts due to related parties (Note 9)	21,557	31,010

Total current liabilities	255,369	297,602

TOTAL LIABILITIES	255,369	297,602

Commitments and contingencies (Note 5)
Stockholders' equity (deficit) (Note 6)
Preferred stock
25,000,000 preferred shares authorized at $0.001 par value;
no shares issued and outstanding
Common stock
125,000,000 common shares authorized at $0.001 par value;
40,295,820 common shares issued and outstanding (December 31, 2006 - 29,800,000)	40,296	59,600
Subscriptions	625,000	(18,250)
Accumulated deficit	(279,256)	(46,351)

Total stockholders' equity (deficit)	386,040	(5,001)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$641,409	$292,601

The accompanying notes are an integral part of these consolidated financial statements.

XENO TRANSPLANTS CORP.
(formerly Icon Development, Inc)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		Period from	Cumulative
	Six months	inception on	amounts from
	ended	February 8, 2006	inception on
	June 30,	to December 31,	February 8, 2006
	2007	2006	to June 30, 2007

Sales	$-	$-	$-
Operating expenses
General and administrative	128,185	46,351	174,536

Net loss before income taxes	128,185	46,351	174,536
Provision for income taxes	-	-	-
Net loss	$128,185	$46,351	$174,536

Loss per share - basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding	33,181,986	29,800,000

The accompanying notes are an integral part of these consolidated financial statements.

XENO TRANSPLANTS CORP.
(formerly Icon Development, Inc)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		Period from	Cumulative
	Six months	inception on	amounts from
	ended	February 8, 2006	inception on
	June 30,	to December 31,	February 8, 2006
	2007	2006	to June 30, 2007

Cash flows from operating activities
Net loss	$(128,185)	$(46,351)	$(174,536)

Adjustments to reconcile net loss to net cash used in operations:
Write-off of capital assets	348	-	348
Changes in:
Prepaid expenses	(5,731)	-	(5,731)
Accounts payable and accrued liabilities	4,537	40,341	44,878

Net cash used in operating activities	(129,031)	(6,010)	(135,041)

Cash flows from investing activities
Acquisition of intellectual property	(424,680)	(64,379)	(489,059)
Cash acquired on acquisition	252,385	-	252,385

Net cash used in investing activities	(172,295)	(64,379)	(236,674)

Cash flows from financing activities
Issuance of capital stock	150	41,350	41,500
Proceeds from share subscriptions	18,250	-	18,250
Shareholder advances (repayments), net	(14,449)	31,010	16,561
Advances received	327,500	-	327,500

Net cash provided by financing activities	331,451	72,360	403,811

Increase (decrease) in cash and cash equivalents	30,125	1,971	32,096

Cash and cash equivalents, beginning of period	1,971	-	-

Cash and cash equivalents, end of period	$32,096	$1,971	$32,096

Supplemental disclosure with respect to cash flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

XENO TRANSPLANTS CORP.
(formerly Icon Development, Inc)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
						Total
			Subscriptions	Share		Stockholders'
	Shares	Amount	Receivable	Subscriptions	Deficit	Equity (Deficit)

Balance on inception, February 8, 2006	-	$-	$-	$-	$-	$-
Shares issued for cash	29,800,000	59,600	(18,250)	-	-	41,350
Loss for the period	-	-	-	-	(46,351)	(46,351)

Balance December 31, 2006	29,800,000	$59,600	$(18,250)	$-	$(46,351)	$(5,001)

Shares issued for cash	75,000	150	-	-	-	150
Subscriptions received	-	-	18,250	-	-	18,250
Recapitalization	10,420,820	(19,454)	-	625,000	(104,720)	500,826
Loss for the period	-	-	-	-	(128,185)	(128,185)

Balance June 30, 2007	40,295,820	$40,296	$-	$625,000	$(279,256)	$386,040

The accompanying notes are an integral part of these consolidated financial statements.

XENO TRANSPLANTS CORPORATION
(formerly Icon Development, Inc)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2007

1.	HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated under the laws of the State of Nevada on October 5, 2004. The Company was a software development company and its plan was to commercialize an enterprise information portal and related software applications. It was in the early marketing stages of its software application and infrastructure build out, and has not as yet generated any revenue. Through the merger of its wholly-owned subsidiary, Icon Acquisition Corporation (“Merger Sub”), with and into American Xeno Inc. (“AXI”) described below, the Company has undertaken a new strategic and business direction. The Company is now a bio-technology research and development company that holds an exclusive commercial license from Massachusetts General Hospital (“MGH”) derived from over 15 years of development in the field of xenotransplantation by Novartis Pharmaceuticals (“Novartis”) and its associated research entities. Xenotransplantation is defined as the transplantation of organs, cells and tissues from one species to another. At this time, the Company has no employees and no material business operations. AXI is a bio-technology research and development company incorporated in Nevada on February 8, 2006 and a wholly-owned subsidiary of the Company. Merger Sub is a corporation incorporated in Delaware on April 17, 2007 and a wholly-owned subsidiary of the Company.

On May 3, 2007, an agreement and plan of merger (the “Agreement”) was executed with AXI, Merger Sub, and the stockholders of AXI and on May 8, 2007 Merger Sub was merged with and into AXI and each two issued and outstanding shares of common stock of AXI were converted into one share of common stock of the Company (the “Merger”) resulting in an aggregate of 29,875,000 shares of common stock being issued. The Company also cancelled 12,500,000 shares of common stock previously held by a founding shareholder. As a result of the Merger, AXI became a wholly-owned subsidiary of the Company and a change of control of the Company occurred as the AXI stockholders acquired approximately 74% of the issued and outstanding shares of common stock following the closing of the Merger.

As a condition to the Merger and as set forth in the Agreement, the Company intends to complete a private placement (the “Private Placement”) of up to 1,500,000 units (“Units”) of the Company at a price of $1.00 per Unit to certain eligible investors by September 30, 2007. Each Unit will consist of one share of common stock and one-half of one common stock purchase warrant of the Company. Each whole purchase warrant will entitle the holder for 18 months from the date of issuance of the Units to acquire one additional share of common stock of the Company at an exercise price of $2.00.

For accounting purposes, this merger was treated as a reverse merger with AXI being the accounting acquirer and the go-forward financial statements reflect AXI’s history from its inception on February 8, 2006. The fiscal year-end of AXI was changed to June 30 from December 31, consequently the current period presented is for the six months ended June 30, 2007 and the comparative figures presented are for the period from inception on February 8, 2006 to December 31, 2006.

On August 13, 2007 the Company changed its name from Icon Development, Inc. to Xeno Transplants Corporation.

2.	GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and settlement of liabilities in the normal course of business. The Company has not earned any revenues since inception and has had a history of negative cash flows from operating activities. In addition, the Company has an accumulated deficit of $279,256 as of June 30, 2007. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. There is substantial doubt that the Company will be successful at achieving these results. Failure to obtain the ongoing support of its stockholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

XENO TRANSPLANTS CORPORATION
(formerly Icon Development, Inc)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in US dollars. The financial statements have been prepared under the guidelines of Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there have been no significant revenues therefrom. As of June 30, 2007, the Company has not commenced its planned principal operations.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, American Xeno, Inc, since the date of its acquisition on May 3, 2007. All material inter-company accounts and transactions have been eliminated.

Use of estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid instruments with a stated maturity of three months or less to be cash and cash equivalents. As of June 30, 2007, cash consists of balances held with financial institutions. Cash is deposited in institutions that are generally federally insured in limited amounts.

Fair value of financial instruments

The carrying values of financial instruments such as cash, accounts payable and accrued liabilities, and shareholder loans approximate their fair values due to the short settlement period for these instruments.

Intellectual property

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

XENO TRANSPLANTS CORP.
(formerly Icon Development, Inc)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Impairment of long-lived assets

Long-lived assets are accounted for in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long- Lived Assets and for Long-Lived Assets to be Disposed of”, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. Management periodically evaluates the carrying value of long-lived assets and has determined that there was no impairment as of June 30, 2007. Should there be impairment in the future, the Company would recognize the amount of the impairment based on the expected future cash flows from the impaired assets. The cash flow estimates would be based on management’s best estimates, using appropriate and customary assumptions and projections at the time.

Advertising costs

There were no advertising costs incurred during the period presented.

Research and development costs

Research and development costs are charged to expense as incurred.

Income taxes

The Company accounts for income taxes under Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Loss per share

Basic loss per share of common stock is computed using the weighted average number of shares of common stock outstanding during the period. To calculate diluted loss per share, the Company uses the treasury stock method as defined in SFAS No. 128, “Earnings Per Share.” As of June 30, 2007, there were no potentially dilutive instruments that could affect loss per share, and accordingly, basic and diluted loss per share is the same.

Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of June 30, 2007, the Company has not exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Comparative figures

For accounting purposes, the merger was treated as a reverse merger with AXI being the accounting acquirer, consequently the comparative financial statement figures are of AXI from its inception on February 8, 2006.

Recent accounting pronouncements

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. There was no material impact on the Company’s consolidated financial statements upon adoption of FIN 48.

XENO TRANSPLANTS CORP.
(formerly Icon Development, Inc)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The Company has applied SAB 108 using the retroactive method in connection with the preparation of its annual consolidated financial statements for the year ending June 30, 2007. The adoption of SAB 108 caused no adjustments to the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently in the process of evaluating the impact that SFAS No. 157 will have on its future financial position and results of operations.

4.	REVERSE MERGER

Effective May 3, 2007 the Company acquired 100% of the issued and outstanding shares of AXI in exchange for an aggregate of 29,875,000 shares of the Company’s common stock. Completion of the acquisition resulted in the former shareholders of AXI holding the majority of the Company’s issued and outstanding common stock. As a result, the transaction was accounted for as a recapitalization of AXI.

The financial statements of operations and cash flows of the Company prior to May 3, 2007, are those of AXI. The Company’s date of incorporation is considered to be February 8, 2006, the date of inception of AXI. The carrying value of the Company as of the date of acquisition was as follows:

Cash	$252,385
Advances to AXI	327,500
Other current assets	348
Current liabilities	(79,407)
Share subscriptions	(625,000)
$(124,174)

The carrying value has been recorded as a reduction in the stockholders’ equity of $104,720 by a charge to deficit, net of the adjustment to par value of $19,454.

5.	INTELLECTUAL PROPERTY

On May 16, 2006 (the “Effective Date”), AXI signed an exclusive licence agreement with Massachusetts General Hospital (“MGH”) to have the exclusive right to commercially develop, manufacture, distribute and use products and processes for public use with regard to xenotransplantation.

In order to maintain its licence in good standing, AXI must pay to MGH:

1.	$25,000 within 30 days of the Effective Date (paid).
2.	$175,000 within 18 months of the Effective Date or when the Company secures $5,000,000 in financings, whichever is earlier.
3.	Reimbursement for any costs associated with the preparation, filing, prosecution and maintenance of all patent rights.
4.

An annual licence fee of $5,000 for the first four years, and $20,000 for every year thereafter (this fee can be waived if the Company spends a minimum of $100,000 per year for other hospital supported patent projects).

5.	$1,125,000 per product that is successfully brought to commercial production. Payments that add up to the $1,125,000 will be due upon each successful stage to obtain commercial production.

XENO TRANSPLANTS CORP.
(formerly Icon Development, Inc)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2007

5.	INTELLECTUAL PROPERTY con’t

6.	A royalty of 6% of net sales as defined in the agreement.

The Company is obligated to perform the following from the Effective Date of the agreement:

1.	Raise $500,000 by March 31, 2007 (completed).
2.	Raise an additional $5,000,000 within 18 months.
3.	Commit $100,000 per year for two years for support of animal research within two years of the Effective Date.
4.	Complete various phases, studies, and applications as set forth in the agreement.

The term of the agreement is in effect until such time that all obligations have been met by the Company.

The Company also has an agreement with Minitube of America, Inc. (“Minitube”) whereby Minitube will assist the Company in developing its intellectual property. The term of the agreement is for six months, ending July 2007, and the Company is obligated to pay a total of $166,000 for setting up costs and consulting fees related to the agreement, and reimburse Minitube for any additional expenses they may occur, including sampling fees. Minitube has agreed to accept 68,000 units, consisting of one share of common stock of the Company and one-half of one warrant to purchase one common share at a price of $2.00 exercisable for 18 months, at a price of $1.00 per unit in payment of $68,000 of the total amount (Note 13).

6.	CAPITAL STOCK

The Company has authorized capital stock of 125 million shares of $.001 par value common stock and 10 million shares of $.001 par value preferred stock.

The holders of common stock are entitled to one vote per share on matters submitted to shareholders. The common stock carries dividends as declared by the Board. As of June 30, 2007 the Company has not declared any dividends to the holders of the common stock. The rights and preferences associated with the preferred stock shall be designated by the Corporation's Board of Directors.

Reverse Merger

On May 3, 2007, the Company acquired all the issued and outstanding stock of American Xeno, Inc., which was accounted for as a recapitalization of the Company, in exchange for 29,875,000 shares of common stock and the cancellation of 12,500,000 shares of common stock (see Note 1). The issued number of shares of common stock is that of the Company with adjustments made for differences in par value between the Company and American Xeno, Inc.

Stock options/Warrants

The Company has no stock options or warrants outstanding as of June 30, 2007 and December 31, 2006. The Company has not adopted an incentive stock option plan as of yet.

Share subscriptions

Share subscriptions of $625,000 as at June 30, 2007 consist of $675,000 in subscriptions for Units of the Company’s capital stock less finders’ fees of $50,000. The subscriptions have been received as part of an intended private placement of up to 1,500,000 Units of the Company at a price of $1.00 per Unit to certain eligible investors. Each Unit will consist of one share of common stock and one common stock purchase warrant of the Company. Each whole purchase warrant will entitle the holder for 2 years from the date of issuance of the Units to acquire one additional share of common stock of the Company at an exercise price of $1.00

XENO TRANSPLANTS CORP.
(formerly Icon Development, Inc)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2007

7.	TECHNOLOGY PURCHASE AGREEMENT

By an agreement dated April 12, 2005 the Company purchased software, known as “Smart Office” in consideration of payment to the vendor of $7,500 and granting to the vendor a 3% royalty on net sales of any product that uses any portion of the technology. The Company does not intend to pursue sales of this product.

8.	ACQUISITION

The Company had entered into an agreement on August 31, 2006 to purchase all of the assets of Netrix Inc., a Delaware company located in Vero Beach, Florida, USA. The closing was set to occur on or before October 30, 2006 and the agreement was subsequently terminated on November 5, 2006. The Company does not intend to pursue this acquisition.

9.	RELATED PARTY TRANSACTIONS

During the period, the Company received loans of $4,996 and made loan repayments of $14,449 to two significant shareholders leaving a balance of $21,557 (December 31, 2006: $31,010). These loans are unsecured, bear no interest and are due on demand.

Included in accounts payable and accrued liabilities is $8,404 (December 31, 2006 $25,341) of expense reimbursements owing to two directors of the Company.

10.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Included in accounts payable and accrued liabilities is $114,523 (December 31, 2006: $226,251) of expenditures related to the costs associated with the preparation, filing, prosecution and maintenance of all patent rights.

	Six months	Period from	Cumulative amounts
	ended June 30,	inception on	from inception on
	2007	February 8,	February 8, 2006 to
		2006 to	June 30, 2007
December 31,
2006
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash investing and financing transactions not
included in cash flows:
Elimination of debt due to recapitalization	$327,500	$-	$327,500

There were no other significant non-cash transactions for the periods ended June 30, 2007 and December 31, 2006.

XENO TRANSPLANTS CORP.
(formerly Icon Development, Inc)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
JUNE 30, 2007

11.	DEFERRED INCOME TAXES

Income tax benefits attributable to losses from U.S.operations was $Nil for the period ended June 30, 2007 and differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses from operations as a result of the following:

		Period from
	Six months ended	inception on
	June 30, 2007	February 8, 2006 to
		December 31, 2006
Loss for the period	$(128,185)	$(46,351)

Computed "expected" tax benefit	$(43,583)	$(15,759)
Valuation allowance	43,583	15,759
	$-	$-

The accumulated tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below:

	June 30, 2007	December 31, 2006

Deferred tax assets:
Net operating loss carry forwards - US	$124,290	$15,759
Valuation allowance	(124,290)	(15,759)

Total deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the realizability of deferred tax assets. In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $365,000 prior to the expiration of the net operating loss carryforwards in 2027.

12.	SEGMENTED INFORMATION

The Company has one reportable segment, being the development of products to address the shortage of human donor cells and organs for transplantation into patients. All of the Company’s activities are in the US.

13.	SUBSEQUENT EVENTS

Pursuant to the terms of the Minitube agreement described in Note 5 Intellectual Property above, the Company issued 68,000 units, consisting of one share of common stock of the Company and one-half of one warrant to purchase one common share at a price of $2.00 exercisable for 18 months.

XENO TRANSPLANTS CORP.
(formerly Icon Development, Inc)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
JUNE 30, 2007

13.	SUBSEQUENT EVENTS con’t

On September 20, 2007 the Company entered into a Letter of Agreement (the “LOI”) to acquire CrossCart, Inc (“CrossCart”), a privately held California corporation.

The terms of the LOI are summarized as follows:

- the terms of the LOI are subject to negotiation and execution of a definitive Acquisition Agreement which shall be approved by the respective Board of Directors of each corporation and by the shareholders of CrossCart;
- all of the stock of CrossCart, including common shares, preferred shares, and shares issuable on conversion of debt, shall be exchanged for 22 million shares of common stock of the Company. CrossCart will become a wholly-owned subsidiary of the Company;
- certain current stockholders of the Company and CrossCart will negotiate the terms of a voting trust whereby all their combined shares will be voted together for any transaction or event involving a material acquisition or disposal of assets, a change in control, a change in the majority of directors, or a change in senior management;
- the CrossCart stockholders will have the right to nominate two directors to the board of the Company;
- the Company shall advance $250,000 to CrossCart for operating capital, on or before October 30, 2007, in the form of a non-refundable deposit. In the event that the acquisition does not close, the $250,000 will be converted to an investment in CrossCart by the Company on the same terms as the next financing obtained by CrossCart;
- a further contribution of $2.25 million in operating capital will be provided by the Company to Crosscart on or before the closing date of the acquisition; and
- closing is set to occur on or before November 30, 2007.

In conjunction with the acquisition, the Company intends to complete a private placement of units (“Units”) to sell a minimum of 2.5 million Units and up to a maximum of 15 million Units of the Company at a price of $1.00 per Unit to certain eligible investors. Each Unit will consist of one share of common stock and one common stock purchase warrant. Each whole purchase warrant will entitle the holder for 2 years from the date of issuance of the Units to acquire one additional share of common stock at an exercise price of $1.00.

As a result of the proposed acquisition of CrossCart, the Company has also amended the terms of the private placement of units included in the terms of the Agreement and Plan of Merger dated as of April 24, 2007, as amended, by and among the Company, Icon Acquisition Corporation, AXI, and the stockholders of AXI, to be under the same terms as the private placement described above. The parties have extended the date for closing of the private placement to December 31, 2007.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this report.

Item 8A. Controls and Procedures.

Disclosure Controls

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the year ended June 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the foregoing, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company and its subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports; however, the Company’s disclosure controls and procedures are designed to provide reasonable assurance that they will achieve their objective of ensuring that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Item 8B. Other Information.

None

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

The following table sets forth certain information concerning the Company’s executive officers and directors as of September 24, 2007:

Name	Age	Position with the Company

Michael Perry	48	Chairman of the Board
Elliot Lebowitz	66	President, Chief Executive Officer and Director
Wayne Smith	51	Chief Financial Officer, Secretary, Treasurer and Director
David Sachs	65	Director
Milton Datsopoulos	66	Director
James Beckner	61	Director

Michael Perry has been a director and the Chairman of the Board since May 3, 2007. Since April 2005 he has been the Chief Development Officer of VIA Pharmaceuticals, Inc. and a Venture Partner at Bay City Capital since April 2006. Dr. Perry was the founder and Chief Executive Officer of Extropy Pharmaceuticals from May 2003 to April 2005. He was CEO of Pharsight Corporation from February 2002 to April 2003. From October 2000 to February 2002, Dr. Perry was Global Head of Research and Development for Baxter BioPharmceuticals. He was Vice President of Novartis Pharma from September 1994 to September 2000. He also previously held positions with SyStemix, Inc., and Genetic Therapy, Inc., and served as a director on each of the company’s boards of directors. He currently serves on the board of directors of Targeted Genetics Corporation (TGEN), Navon Pharmaceuticals and is an observer on the board of Itamar Medical (ITMR: TASE). Dr. Perry holds an Honors BSc in Engineering/Physics from the University of Guelph, a D.V.M. with honors from the Ontario Veterinary College and a Ph.D. with high honors in Biomedical Pharmacology with specialization in cardiopulmonary medicine from the University of Guelph. Dr. Perry is also a graduate of the Executive/International Management Program at Harvard Business School.

Elliot Lebowitz is the President and Chief Executive Officer and a director of the Company and he has held the same positions with AXI from its date of incorporation on February 8, 2006 to the present. From February 2003 to October 2004, he was President of Theseus Imaging Corporation, a biopharmaceutical company. From April 1991 to July 2002, he was the founder and Chief Executive Officer of BioTransplant Incorporated, focused on enhancing immune responses. Since mid-1994, Dr. Lebowitz has been a member of the Board of Directors of Stem Cell Sciences, Ltd., an Australian private company, which is developing stem cell technology. He was a member of BioTransplant’s Board of Directors from April 1991 to April 2004. From January 2001 to April 2004, he was a member of the Board of Directors of Immerge BioTherapeutics, Inc. Dr. Lebowitz holds a B..A. from Columbia College and a Ph.D. from Columbia University.

Wayne Smith has been the Secretary, Treasurer and a director since February 2, 2007 and Chief Financial Officer of the Company since May 3, 2007. Prior to working for the Company, Mr. Smith worked for Visiphor Corporation as Chief Operating Officer and Chief Financial Officer from July 2003 through January 2007. Prior to that time, he served as Visiphor’s Chief Financial Officer from September 2002 to July 2003, and began with Visiphor in May 2002. Since 1997, Mr. Smith has also been a partner of TelePartners Consulting Inc., a consulting services company that provides management and financial consulting services. From May 2002 to September 2002, Mr. Smith served as comptroller of International Portfolio Management. From October 2001 to May 2002, Mr. Smith was a risk management advisor of Peter Reimer & Associates. From 1997 to July 2001 Mr. Smith was an Audit Senior of Amisano Hanson Chartered Accountants. Mr. Smith holds a Chartered Accountant’s designation in Canada.

David Sachs has been a director of the Company since May 3, 2007. He has been Director, Transplantation Biology Research Center of Massachusetts General Hospital and Professor of Surgery (Immunology), Harvard Medical School since January 1991. He holds an A.B., Summa Cum Laude, in Chemistry from Harvard College, a Diplome d’Etudes Superieures de Sciences in organic chemistry from the University of Paris, and an M.D., Magna Cum Laude, from Harvard Medical School.

Milton Datsopoulos has been a director of the Company since May 3, 2007. He is the founding Senior Partner of Datsopoulos, MacDonald & Lind, P.C. of Missoula, Montana, a general practice law firm, since 1974. He has been a director of Montana Rail Link since 1987, and the President, a director and a shareholder of Athens Investments, a private investment company. He is a director of MSE, Inc, a private Montana corporation that provides research and development for the Department of Defense, Department of Energy, NASA and private corporations. He has been the Chairman of the Montana World Trade Center since October 2000 and a Director of INSA (Inland Northwest Space Alliance) since October, 2004, which performs NASA and Department of Defense Research. He has been a Director of Canyon Copper Corp. since 2004, a junior exploration and development company. Mr. Datsopoulos holds a B.A. with high honors in Economics and a J.D. with honors from the University of Montana.

James Beckner has been director of the Company since May 3, 2007. He has been a practicing corporate attorney for over 30 years, specializing in the structuring of major financial transactions and managing the interface with banks and other institutional lending facilities. He has been counsel to a number of businesses, negotiating and structuring numerous mergers and acquisitions, venture capital transactions, and other transactions. He was a partner at Greenebaum Doll & McDonald PLLC from 1997 to 2006 and at Baker Donelson from 1985 to 1997. Mr. Beckner is currently self-employed as an independent acquisition consultant. He holds a B.A. from Hampden-Sydney College and a J.D. from Vanderbilt University School of Law.

Legal Proceedings

None of the directors or executive officers of the Company is a party to or has a material interest in any material proceeding in which they were adverse to the Company or any of its subsidiaries. Except as disclosed below, none of the officers or directors of the Company has been the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses), been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person’s involvement in any type of business, securities or banking activities or been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Mr. Lebowitz was founding Chief Executive Officer and a director of BioTransplant, Inc. from April 1991 until July 2002. He resigned as Chief Executive Officer and continued as a director until April 2004. BioTransplant, Inc. filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on February 27, 2003. There was approval of the Chapter 11 plan for liquidation on April 26, 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers, and any 10 percent beneficial owners of the Company’s common stock to file reports concerning their ownership of and transactions in the Company's common stock. Based on a review of the reports of changes in beneficial ownership of common stock and written representations made to the Company, the Company believes that its directors and officers complied with all filing requirements under Section 16(a) of the Exchange Act with respect to the fiscal year ended June 30, 2007.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all the Company’s directors, officers and employees. A copy of the Code of Ethics may be viewed on the Company’s website at www.xeno-transplants.com. The Company intends to report amendments to or waivers from the Code of Ethics to the principal executive, financial or accounting officer, or persons performing similar functions, on the Company’s website, as permitted by applicable SEC rules.

Audit Committee and Audit Committee Financial Expert

The Company has established a separately-standing audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act which is comprised of the following independent directors: Michael Perry, Chairman, Milton Datsopoulos, and James Beckner. The Board has determined that Mr. Perry, who is an “independent” director (as that term is used in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act) meets all of the criteria required of an audit committee financial expert. The audit committee recommends independent accountants to audit its financial statements, discusses the scope and results of the audit with the independent accountants, reviews its interim and year-end operating results with its executive officers and independent accountants, considers the adequacy of the internal accounting controls, considers the audit procedures of the Company and reviews the non-audit services to be performed by the independent accountants.

Item 10. Executive Compensation.

Compensation of Named Executive Officers

The following table sets forth compensation paid or earned for the period ended June 30, 2007 by the Company’s Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”).

Summary Compensation Table for 2007

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Elliot Lebowitz Chief Executive Officer	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Wayne Smith Chief Financial Officer	2007	20,960	N/A	N/A	N/A	N/A	N/A	N/A	N/A

The Company has not entered into employment or consulting agreements with Mr. Lebowitz or Mr. Smith, any compensation paid is on the basis of hourly invoices for services.

Except as described above, no other compensation has been paid to, awarded to, or earned by any of the Company’s executive officers or directors during fiscal 2006 and the period ended June 30, 2007. The Company does not have any employment agreements with any of its executive officers.

There were no outstanding equity awards at the June 30, 2007 period end.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock by (i) each person who, to the Company’s knowledge, beneficially owns more than 5% of the shares of the Company’s common stock; (ii) each of the directors and executive officers of the Company; and (iii) all of the Company’s executive officers and directors as a group.

Title of Class	Number and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership[1]	Percent of Class
Common Stock	Elliot Lebowitz[2]	9,000,000	22.4%
Common Stock	Wayne Smith[2]	Nil	*
Common Stock	Michael Perry [2]	150,000	*
Common Stock	David Sachs[2]	150,000	*
Common Stock	Milton Datsopoulos[2]	75,000	*
Common Stock	James Beckner[2]	Nil	*
Common Stock	Ken Swaisland[3]	7,000,000	17.4%
Common Stock	EMI Opportunity Fund[4]	2,250,000	5.6%
Common Stock	All Executive Officers and Directors as a Group (6 persons)	9,375,000	23.3%

_____________________
* Indicates less than 1%

(1) Beneficial ownership is calculated based on 40,170,820 shares of common stock issued and outstanding as of September 17, 2007. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable.

(2) The address for these beneficial owners is c/o Xeno Transplants Corporation., Suite 2610, 1066 West Hastings Street, Vancouver BC, Canada V6E 3X2. Mr. Lebowitz is President and Chief Executive Officer and a director of the Company, Mr. Smith is a director of the Company and Corporate Secretary, Treasurer, and Chief Financial Officer and Mr. Perry is a director and the Company’s Chairman. Messrs. Sachs, Datsopoulos and Beckner are directors.

(3) The address for this beneficial owner is 4630 Northwood Drive, West Vancouver BC, Canada V7S 3E3. Mr. Swaisland is not a director or officer of the Company.

(4) The address for these beneficial owners is c/o SEAL Consulting S.A., Via Magetti 1, 4th Floor, Lugano 6900, Switzerland. EMI Opportunity Fund is a widely-held investment fund with multiple beneficial owners.

The Company is not aware of any arrangements that may result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Except as noted below and except for the stockholdings of Messrs. Lebowitz, Perry, Sachs, Datsopoulos and Swaisland in AXI and Mr. Lebowitz’s executive positions with AXI, both prior to the Merger, none of the Company’s current directors or executive officers, any person who beneficially owns, directly or indirectly, shares of common stock carrying more than 5% of the voting rights attached to the Company’s outstanding shares, any of the Company’s promoters or any members of the immediate family of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of the Company’s last fiscal year or in any presently proposed transaction to which the Company was or is to be party. None of the Company’s directors or executive officers is indebted to the Company.

During the period, the Company received loans of $2,365 from and made loan repayments of $14,365 to Elliot Liebowitz, a director and officer of the Company, leaving a balance owing of $10 as at September 24, 2007. The largest aggregate amount of principle outstanding during the period was $14,365. These loans are unsecured, bear no interest and are due on demand.

During the period, the Company received loans of $19,000 from and made loan repayments of $38,000 to Ken Swaisland, a former director and officer of the Company, leaving a balance owing of $0. The largest aggregate amount of principle outstanding during the period was $38,000. These loans were unsecured, bore no interest and were due on demand. Mr. Swaisland is owed $21,547 for reimbursement of expenses as at September 24, 2007.

Director Independence

Messrs. Perry, Sachs, Datsopoulos and Beckner each are an “independent director”, as defined in Rule 4200(a)(15) of the Nasdaq listing standards.

Audit Committee

The Company has established a separately-standing audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act which is comprised of the following independent directors: Michael Perry, Chairman, Milton Datsopoulos, and James Beckner

Compensation Committee

The Company has established a compensation committee which is comprised of the following independent directors: Michael Perry, Chairman, David Sachs, and James Beckner.

Nominating Committee

The Company has established a nominating committee which is comprised of the following independent directors: Michael Perry, Chairman, David Sachs, and James Beckner

Item 13. Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-KSB:

Exhibit
Number	Description
2.1(1)	Agreement and Plan of Merger dated April 24, 2007 among Icon Development Group, Inc., Icon Acquisition Corporation and American Xeno, Inc.
2.1.1(2)	First Amendment dated May 1, 2007 to Agreement and Plan of Merger dated April 24, 2007 among Icon Development Group, Inc., Icon Acquisition Corporation and American Xeno, Inc.
2.1.2(3)	Second Amendment dated May 29, 2007 to Agreement and Plan of Merger dated April 24, 2007 among Icon Development Group, Inc., Icon Acquisition Corporation and American Xeno, Inc.
2.1.3(4)	Third Amendment dated June 14, 2007 to Agreement and Plan of Merger dated April 24, 2007 among Icon Development Group, Inc., Icon Acquisition Corporation and American Xeno, Inc.
2.1.4(5)	Fourth Amendment dated July 30, 2007 to Agreement and Plan of Merger dated April 24, 2007 among Icon Development Group, Inc., Icon Acquisition Corporation and American Xeno, Inc.
2.1.5(6)	Fifth Amendment dated September 24, 2007 to Agreement and Plan of Merger dated April 24, 2007 among Icon Development Group, Inc., Icon Acquisition Corporation and American Xeno, Inc.
3.1(7)	Articles of Incorporation dated September 28, 2004
3.1.2(8)	Amended Articles of Incorporation dated August 22, 2006
3.1.3(9)	Certificate of Amendment to Articles of Incorporation dated August 13, 2007
3.1.3(10)	Bylaws
10.1(1)	Pledge Agreement dated April 24, 2007 among Icon Development Group, Inc., American Xeno, Inc., Ken Swaisland and Elliot Liebowitz
10.2(6)	Letter of Intent dated September 19, 2007 among Xeno Transplants Corporation and CrossCart, Inc.
31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________________
*Indicates management contract or compensatory plan or arrangement

(1)	Previously filed with Form 8-K filed April 26, 2007.
(2)	Previously filed with Form 8-K filed May 9, 2007.
(3)	Previously filed with Form 8-K filed May 30, 2007.
(4)	Previously filed with Form 8-K filed June 19, 2007.
(5)	Previously filed with Form 8-K filed August 3, 2007.
(6)	Previously filed with Form 8-K filed September 26, 2007.
(7)	Previously filed with Form SB-2 filed November 15, 2005.
(8)	Previously filed with Form 8-K on August 22, 2006.
(9)	Previously filed with Schedule 14C filed July 24, 2007.
(10)	Previously filed with Form 8-K filed July 11, 2007.

Item 14. Principal Accountant Fees and Services.

Audit Fees

Fees billed by Davidson & Company for professional services totaled $18,757 for the year ended June 30, 2007. Fees billed by the Company’s prior auditors, Jewitt, Schwartz & Associates, for professional services totaled $7,500 for the year ended June 30, 2007 including fees associated with the annual audit and reviews of quarterly reports on Form 10-QSB.

Audit-Related Fees

Fees for audit-related services totaled $nil for the year ended June 30, 2007.

Tax Fees

Fees for tax services totaled $nil for the year ended June 30, 2007.

All other Fees

There were no other fees for the year ended June 30, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XENO TRANSPLANTS CORPORATION

/s/ Elliot Lebowitz
Elliot Lebowitz
President and Chief Executive Officer

Date: September 24, 2007

POWERS OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Elliot Lebowitz and Wayne Smith, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents of them or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Perry	Chairman and Director	September 24, 2007
Michael Perry

/s/ Elliot Lebowitz	Chief Executive Officer and Director	September 24, 2007
Elliot Lebowitz	(principal executive officer )

/s/ Wayne Smith	Chief Financial Officer and Director	September 24, 2007
Wayne Smith	(principal financial and accounting officer)

/s/ David Sachs	Director	September 24, 2007
David Sachs

/s/ Milton Datsopoulos	Director	September 24, 2007
Milton Datsopoulos

/s/ James Beckner	Director	September 24, 2007
James Beckner