Form 10QSB
period 2007-09-30
Xeno Transplants CORP
filed 2007-11-14
CIK 1333077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________to _______________

Commission file Number: 000-51698

Xeno Transplants Corporation
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

As of November 12, 2007, 40,363,822 shares of common stock of the Issuer were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

XENO TRANSPLANTS CORP.

FORM 10-QSB

For the Quarterly Period Ended September 30, 2007

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XENO TRANSPLANTS CORPORATION

Index to Consolidated Financial Statements

Consolidated Balance Sheets	Page 4
Consolidated Statements of Operations	Page 5
Consolidated Statements of Cash Flows	Page 6
Notes to Consolidated Financial Statements	Page 7

XENO TRANSPLANTS CORPORATION
(formerly Icon Development, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	June 30,
	2007	2007
	(unaudited)	(audited)

ASSETS

Current assets
Cash	$3,600	$32,096
Loans Receivable	25,000	-
Prepaid expenses	460	5,731

Total current assets	29,060	37,827

Equipment (Note 4)	1,679	-
Intellectual Property (Note 5)	751,540	603,582

TOTAL ASSETS	$782,279	$641,409

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$342,521	$233,812
Loans Payable	105,000	-
Amounts due to related parties (Note 8)	21,557	21,557

Total current liabilities	469,078	255,369

TOTAL LIABILITIES	469,078	255,369

Stockholders' equity (Note 6)
Preferred stock
25,000,000 preferred shares authorized at $0.001 par value;
no shares issued and outstanding
Common stock
125,000,000 common shares authorized at $0.001 par value;
40,363,822 common shares issued and outstanding (June 30, 2007 - 40,295,820)	40,364	40,296
Subscriptions	625,000	625,000
Additional paid-in capital	67,932	-
Accumulated deficit	(420,095)	(279,256)

Total stockholders' equity	313,201	386,040

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$782,279	$641,409

History and organization of the Company (Note 1)
Subsequent event (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

XENO TRANSPLANTS CORPORATION
(formerly Icon Development, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

		Cumulative
	Three months	amounts from
	ended	inception on
	September 30,	February 8, 2006 to
	2007	September 30, 2007
	(unaudited)	(unaudited)
Sales	$-	$-
Operating expenses
General and administrative	140,838	315,374

Net loss before income taxes	140,838	315,374
Provision for income taxes	-	-
Net loss	$140,838	$315,374

Loss per share - basic and diluted	$0.00

Weighted average number of common shares outstanding	40,325,386

The accompanying notes are an integral part of these consolidated financial statements.

XENO TRANSPLANTS CORPORATION
(formerly Icon Development, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Cumulative
	Three months	amounts from
	ended	inception on
	September 30,	February 8, 2006 to
	2007	September 30, 2007
	(unaudited)	(unaudited)

Cash flows from operating activities
Net loss	$(140,838)	$(315,374)

Adjustments to reconcile net loss to net cash used in operations:
Amortization	48	48
Write-off of capital assets	-	348
Changes in:
Prepaid expenses	5,270	(461)
Accounts payable and accrued liabilities	108,709	153,587

Net cash used in operating activities	(26,811)	(161,852)

Cash flows from investing activities
Acquisition of intellectual property	(79,958)	(569,017)
Loans receivable	(25,000)	(25,000)
Purchase of equipment	(1,727)	(1,727)
Cash acquired on acquisition	-	252,385

Net cash used in investing activities	(106,685)	(343,359)

Cash flows from financing activities
Issuance of capital stock	-	41,500
Proceeds from share subscriptions	-	18,250
Shareholder advances (repayments), net	-	16,561
Loans payable	105,000	432,500

Net cash provided by financing activities	105,000	508,811

Increase (decrease) in cash and cash equivalents	(28,496)	3,600

Cash and cash equivalents, beginning of period	32,096	-

Cash and cash equivalents, end of period	$3,600	$3,600

Supplemental disclosure with respect to cash flows (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

XENO TRANSPLANTS CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
Unaudited

1.

HISTORY AND ORGANIZATION OF THE COMPANY

Xeno Transplants Corporation (the “Company”) was incorporated under the laws of the State of Nevada on October 5, 2004. The Company was a software development company and its plan was to commercialize an enterprise information portal and related software applications. It was in the early marketing stages of its software application and infrastructure build out, and had not yet generated any revenue. Through the merger of its wholly-owned subsidiary, Icon Acquisition Corporation (“Merger Sub”), with and into American Xeno Inc. (“AXI”) described below, the Company has undertaken a new strategic and business direction. The Company is now a bio-technology research and development company that holds an exclusive commercial license from Massachusetts General Hospital (“MGH”) derived from over 15 years of development in the field of xenotransplantation by Novartis Pharmaceuticals (“Novartis”) and its associated research entities. Xenotransplantation is defined as the transplantation of organs, cells and tissues from one species to another. At this time, the Company has no employees and no material business operations and to date has not generated any revenue. AXI is a bio-technology research and development company incorporated in Nevada on February 8, 2006 and a wholly-owned subsidiary of the Company.

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

As a condition to the Merger and as set forth in the Agreement, the Company intended to complete a private placement (the “Private Placement”) of up to 1,500,000 units (“Units”) of the Company at a price of $1.00 per Unit to certain eligible investors by September 30, 2007. Each Unit was to consist of one share of common stock and one-half of one common stock purchase warrant of the Company. Each whole purchase warrant would have entitled the holder for 18 months from the date of issuance of the Units to acquire one additional share of common stock of the Company at an exercise price of $2.00. On September 24, 2007 the Company altered the terms of the warrants attached to the Units whereby each Unit when issued will now include one full warrant to purchase one share of common stock at a price of $1.00, exercisable for two years from the date of closing the Private Placement and extended the closing date of the Private Placement to on or before December 31, 2007.

For accounting purposes, this Merger was treated as a reverse merger with AXI being the accounting acquirer and the go-forward financial statements reflect AXI’s history from its inception on February 8, 2006. The fiscal year-end of AXI was changed to June 30 from December 31.

On August 13, 2007 the Company changed its name from Icon Development, Inc. to Xeno Transplants Corporation.

XENO TRANSPLANTS CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
Unaudited

2.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and settlement of liabilities in the normal course of business. The Company has not earned any revenues since inception and has had a history of negative cash flows from operating activities. In addition, the Company has an accumulated deficit of $420,095 as of September 30, 2007. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. There is substantial doubt that the Company will be successful at achieving these results. Failure to obtain the ongoing support of its stockholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

3.

SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in US dollars. The financial statements have been prepared under the guidelines of Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there have been no significant revenues therefrom. As of September 30, 2007, the Company has not commenced its planned principal operations. The accompanying consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Company's consolidated audited financial statements and related notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, as filed with the Securities and Exchange Commission (the “SEC”) on September 27, 2007 (file no. 000-51698).

XENO TRANSPLANTS CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
Unaudited

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, AXI, since the date of its acquisition on May 3, 2007. All material inter-company accounts and transactions have been eliminated.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a stated maturity of three months or less to be cash and cash equivalents. As of September 30, 2007, cash consists of balances held with financial institutions. Cash is deposited in institutions that are generally federally insured in limited amounts.

Fair value of financial instruments

The carrying values of financial instruments such as cash, loans receivable, accounts payable and accrued liabilities, loans payable, and amounts due to related parties approximate their fair values due to the short settlement period for these instruments.

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

Equipment

Equipment is stated at cost less accumulated depreciation and is depreciated on a straight line basis, commencing when the assets are put into use over the estimated useful life of three years.

XENO TRANSPLANTS CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
Unaudited

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Impairment of long-lived assets

Long-lived assets are accounted for in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. Management periodically evaluates the carrying value of long-lived assets and has determined that there was no impairment as of September 30, 2007. Should there be impairment in the future, the Company would recognize the amount of the impairment based on the expected future cash flows from the impaired assets. The cash flow estimates would be based on management’s best estimates, using appropriate and customary assumptions and projections at the time.

Advertising costs

There were no advertising costs incurred during the period presented.

Research and development costs

Research and development costs are charged to expense as incurred.

Income taxes

The Company accounts for income taxes under Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Loss per share

Basic loss per share of common stock is computed using the weighted average number of shares of common stock outstanding during the period. To calculate diluted loss per share, the Company uses the treasury stock method as defined in SFAS No. 128, “Earnings Per Share.” As at September 30, 2007, the Company had 34,000 of potentially dilutive instruments that were excluded from the determination of diluted loss per share as they would be anti-dilutive.

Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of September 30, 2007, the Company has not exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

XENO TRANSPLANTS CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
Unaudited

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Comparative figures

For accounting purposes, the Merger was treated as a reverse merger with AXI being the accounting acquirer. Prior to the Merger, AXI did not prepare quarterly financial statements and its fiscal year-end was December 31. The comparative financial statement figures for the results of operations and cash flows for the three-months ended September 30, 2006 have not been presented as they were not prepared and are not considered to be material.

Recent accounting pronouncements

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on our financial position and results of operations, but does not anticipate a material impact.

4.	EQUIPMENT

September 30, 2007
		Accumulated	Net
	Cost	Amortization	Book
			Value

Equipment	$1,727	$48	$1,679

At June 30, 2007 the Company did not have any equipment.

5.

INTELLECTUAL PROPERTY

On May 16, 2006 (the “Effective Date”), AXI signed an exclusive licence agreement with MGH to have the exclusive right to commercially develop, manufacture, distribute and use products and processes for public use with regard to xenotransplantation.

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

XENO TRANSPLANTS CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
Unaudited

5.	INTELLECTUAL PROPERTY (cont’d…)

	3.	Commit $100,000 per year for two years for support of animal research within two years of the Effective Date.
	4.	Complete various phases, studies, and applications as set forth in the agreement.

The term of the agreement is in effect until such time that all obligations have been met by the Company.

The Company also had an agreement with Minitube of America, Inc. (“Minitube”) whereby Minitube assisted the Company in developing its intellectual property. The term of the agreement was for six months, ending July 2007, and the Company paid a total of $166,000 for setting up costs and consulting fees related to the agreement, and reimbursed Minitube for any additional expenses they incurred, including sampling fees. Minitube has accepted 68,000 units in the capital of the Company, consisting of one share of common stock of the Company and one-half of one warrant to purchase one share of common stock at a price of $2.00, exercisable until February 21, 2009, at a price of $1.00 per unit in payment of $68,000 of the $166,000 (Note 6).

6.	CAPITAL STOCK

The Company has authorized capital stock of 125 million shares of $.001 par value common stock and 25 million shares of $.001 par value preferred stock.

The holders of common stock are entitled to one vote per share on matters submitted to shareholders. The common stock in entitled to dividends as declared by the Board. As of September 30, 2007 the Company has not declared any dividends to the holders of the common stock. The rights and preferences associated with the preferred stock shall be designated by the Company's Board of Directors.

Reverse Merger

On May 3, 2007, the Company acquired all the issued and outstanding stock of AXI, which was accounted for as a recapitalization of the Company, in exchange for 29,875,000 shares of common stock and the cancellation of 12,500,000 shares of common stock (see Note 1). The issued number of shares of common stock is that of the Company with adjustments made for differences in par value between the Company and AXI.

Stock Issuances

Pursuant to the terms of the Minitube agreement described in Note 5, the Company issued 68,000 units, consisting of one share of common stock of the Company and one-half of one warrant to purchase one share of common stock at a price of $2.00 exercisable until February 21, 2009.

Stock options

The Company has no stock options outstanding as of September 30, 2007, and June 30, 2007. To date, the Company has not adopted an incentive stock option plan.

Warrants

During the period ended September 30, 2007 the Company granted 34,000 warrants to purchase one share of common stock at a price of $2.00 exercisable until February 21, 2009. There are no other warrants outstanding as at September 30, 2007 or June 30, 2007.

XENO TRANSPLANTS CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
Unaudited

6.

CAPITAL STOCK (cont’d…)

Share subscriptions

Share subscriptions of $625,000 as at September 30, 2007 consist of $675,000 in subscriptions for the Company’s Units less finders’ fees of $50,000. The subscriptions have been received as part of the intended Private Placement of up to 1,500,000 Units of the Company at a price of $1.00 per Unit to certain eligible investors. Each Unit will consist of one share of common stock and one common stock purchase warrant of the Company. Each whole purchase warrant will entitle the holder for 2 years from the date of issuance of the Units to acquire one additional share of common stock of the Company at an exercise price of $1.00.

7.	ACQUISITION

On September 20, 2007 the Company entered into a Letter of Intent (the “LOI”) to acquire CrossCart, Inc. (“CrossCart”), a privately held California corporation. The terms of the LOI include:

-
all of the stock of CrossCart, including common stock, preferred stock, and stock issuable on conversion of debt, shall be exchanged for 22 million shares of common stock of the Company. CrossCart will become a wholly-owned subsidiary of the Company;

-	the CrossCart stockholders will have the right to nominate two directors to the Board of the Company;
-
the Company shall advance $250,000 to CrossCart for operating capital, on or before October 30, 2007, in the form of a non-refundable deposit ($25,000 advanced as at September 30, 2007). In the event that the acquisition does not close, the $250,000 will be converted to an investment in CrossCart by the Company on the same terms as the next financing obtained by CrossCart (Note 11);

-	a further contribution of $2.25 million in operating capital will be provided by the Company to Crosscart on or before the closing date of the acquisition; and
-	closing is set to occur on or before November 30, 2007.

In conjunction with the acquisition, the Company intends to complete a private placement of units in the capital of the Company of a minimum of 2.5 million units and up to a maximum of 15 million units of the Company at a price of $1.00 per unit to certain eligible investors. Each unit will consist of one share of common stock and one common stock purchase warrant. Each whole purchase warrant will entitle the holder for 2 years from the date of issuance of the units to acquire one additional share of common stock at an exercise price of $1.00.

8.	RELATED PARTY TRANSACTIONS

During the period ended September 30, 2007, the Company did not receive any loans from related parties and did not make any loan repayments. The balance due to two significant shareholders remained $21,557 (June 30, 2007: $21,557). These loans are unsecured, bear no interest and are due on demand.

XENO TRANSPLANTS CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
Unaudited

8.	RELATED PARTY TRANSACTIONS (cont’d…) Included in accounts payable and accrued liabilities is $21,072 (June 30, 2007: $8,404) of expense reimbursements owing to two directors of the Company.

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS Included in accounts payable and accrued liabilities is $165,369 (June 30, 2007: $114,523) of expenditures included in intellectual property.

	Three months	Cumulative amounts
	ended September	from inception on
	30, 2007	February 8, 2006 to
September 30, 2007
	(unaudited)	(unaudited)
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing transactions not
included in cash flows:
Elimination of debt due to recapitalization	$-	$327,500
Issuance of stock for services	$68,000	$68,000

There were no other significant non-cash transactions for the period ended September 30, 2007.

10.

SEGMENTED INFORMATION

The Company has one reportable segment, being the development of products to address the shortage of human donor cells and organs for transplantation into patients. All of the Company’s activities are located in the United States.

11.

SUBSEQUENT EVENT

The Company advanced an additional $25,000 under the terms of the CrossCart LOI however has not advanced the balance of $200,000 owing, the parties are in discussions to extend the payment date or modify the terms of the LOI.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Xeno Transplants Corporation (the “Company”) cautions readers that certain important factors (including without limitation those set forth below) may affect the Company’s actual results and could cause such results to differ materially from any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), made herein. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. You should not rely on forward-looking statements in this document. Forward-looking statements are based on current management expectations that involve risks and uncertainties that may result in such expectations not being realized. Without limiting the generality of the foregoing, words such as “may,” “expect,” ”expects”, “believe,” “believes”, “plan,” “plans”, “anticipate,” “anticipates”, “intend,” “intends”, “could,” “estimate”, “estimates”, “continue”, or “continues” and the negative of such words and phrases are intended to identify forward-looking statements. These statements are based on the Company’s beliefs as well as assumptions the Company has made using information currently available to it. Some, but not all, of the factors that may cause these differences include those discussed in the Risk Factors section of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007.

In particular, this document contains forward-looking statements pertaining to the following:

-	the Company’s intended business objectives and the implementation of those objectives going forward;
-	the inability of the Company’s pig herd cells to infect humans with PERV (as defined herein);
-	the Company’s position in the field of tolerance and rejection with respect to transplantation methods and materials;
-	the timing, scope and success of the Company’s desired clinical trials;
-	the closing of the proposed private placements and the need for additional financing in the future;
-	the possibility that xenotransplantation will become a treatment alternative to limited human donor sources;
-	the desirability of the Company’s inbred miniature swine for xenotransplantation;
-	the ability of the Company to identify miniature swine donor pigs that may be incapable of infecting human cells;
-
the Company’s intended focus on the field of end stage liver and renal disease, specifically the transplantation of porcine livers and kidneys; diabetes, specifically the transplantation of porcine islet cells; and their impact upon the Company’s other research and development activities;

-	the Company’s research and development plans, including its plan to advance its miniature swine breeding program and the costs associated with such plans;
-	the Company’s ability to obtain additional funding to expand its research and development program, satisfy the requirements of the MGH license and complete the acquisition of CrossCart;
-	the need to satisfy the conditions to closing of the private placements of units related to the acquisition of CrossCart;
-	the integration of the businesses of the Company and CrossCart;
-	the expectation that CrossCart will roll out its anterior cruciate ligament replacement device in Europe over the next one to two years;
-	the potential for the Company’s technology to provide the opportunity for xenotransplantation of multiple types of organs and cells;
-	the potential applications of CrossCart’s technology to a variety of medical devices;
-	the potential of the acquisition of CrossCart to significantly improve the business opportunities of the Company and CrossCart;
-	the need to satisfy the regulatory and legal requirements with respect to the acquisition of CrossCart and private placement of units.

The actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors contained in the Risk Factors section of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007 and other risks and uncertainties identified elsewhere in this document.

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

Critical Issues Governing the Application of Xenotransplantation

A need exists for the creation of pig organs that can match the size needed for replacing human organs. In order to address this issue, a pig herd has been created of inbred miniature swine that develop organs which are human in size. It is thus possible to match the pig donor and human recipient organ sizes, which is expected to be an important factor for success in transplantation.

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

The Company’s Intellectual Property

Massachusetts General Hospital

On May 16, 2006 AXI signed an exclusive license agreement with MGH to have the exclusive right to commercially develop, manufacture, distribute and use products and processes for public use with regard to xenotransplantation. The MGH license includes 38 issued U.S. patents and 51 issued international patents, with multiple patent applications. Technologies covered by AXI’s exclusive commercial licensee from MGH include the following:

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

CrossCart has developed and patented a technology intended to make animal tissues usable for human applications. The process has been tested in primate models and human studies and a proposed pivotal clinical trial of CrossCart’s anterior cruciate ligament (“ACL”) replacement device has received FDA approval to proceed.

CrossCart is expecting to commercialize the ACL device in Europe over the next one to two years, and subsequently intends to complete the U.S. pivotal trial and develop further applications such as soft tissue patches and bone dowels and screws.

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

Management of the Company believes that that the acquisition of CrossCart has the potential to significantly improve the business opportunities of both companies through the following key factors:

- the potential to significantly accelerate the Company’s product commercialization timetable;
- the possibility of expanding potential markets and diversifying revenue streams; and
- it could create strong synergies in research and development programs and administrative cost savings.

There can be no assurance however, that the Company will close the acquisition of CrossCart or that all of the terms and conditions to such acquisition will be satisfied.

PLAN OF OPERATION

The Company intends to conduct its research and development programs through its wholly-owned subsidiary AXI. Over the next year the Company intends to advance its miniature swine breeding program and further develop its research plan. During this period the Company will be seeking additional funding to expand its research and development program. The Company expects to conduct its research primarily through the use of sub-contractors that are experts in the fields that the various research programs relate to. As such, the Company does not expect to incur substantial increases in its number of employees or overhead costs including rent or plant and equipment.

In order to fund its operations the Company believes that it will be required to raise funds through private placements of equity securities. The Company will seek to raise approximately $15 million over a two year period, in particular to satisfy the requirements of the MGH license and complete the acquisition of CrossCart. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all. Failure to obtain adequate financing if necessary could result in significant delays in development of new products and a substantial curtailment of the Company’s operations.

The Company intends to prioritize development of its exclusive xenotransplantation rights through the evaluation of its proprietary porcine organs to treat end stage organ disease and of its proprietary porcine islet cells to treat diabetes. After prioritization, each of these initial applications will be directed through independent research and development programs, but with common management. The Company believes that encouraging clinical results with the initial product may make it possible to achieve more rapid therapeutic deployment of additional transplantable organs, tissues and cells.

Research and Development Focus

The research and development focus will be to evaluate porcine transplant applications and determine their priorities. The Company expects to focus a portion of its early research and development program on the application of its intellectual property as it relates to the field of end stage liver disease and end stage renal disease, specifically the transplantation of porcine liver and kidneys. The Company believes that the focused development of xenotransplantation of porcine livers and organs may also permit the resulting technology platform to serve as a foundation and template for the rapid development of other porcine organs through to approved therapy. The proposed development plan is a continuation of the major research advances already in place through the recent work of Dr. David Sachs at MGH where he successfully demonstrated evidence of tolerance in pig to primate kidney transplants. The transplantation of other organs will also be evaluated and prioritized for the Company’s initial research and development.

The Company also seeks to focus a portion of its research and development program on evaluating the application of its intellectual property as it relates to the field of diabetes, specifically the transplantation of porcine islet cells. The Company is exploring technology options and potential collaborations for developing the use of porcine pancreatic islet cells from its GalT-KO miniature swine to treat “brittle” type 1 diabetics and diabetic patients with renal failure. There are approximately 100,000 “brittle” type 1 diabetics in the US alone who do not respond adequately to insulin therapy. These patients might be able to achieve an improved life expectancy if islet cell transplants were not limited by the lack of donor cells. Islet cell transplants have demonstrated the capability to remove short-term insulin dependence in brittle diabetics, but with only approximately 500 pancreases available each year in the US for islet cell extraction and transplantation, the development of this potentially life-saving therapy is currently severely limited to a very small minority of patients.

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

The Company believes the “critical” accounting policies it uses in the preparation of its financial statements are as follows:

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

Results of Operations for the three-month period ended September 30, 2007

The Company is in the early stage of its development and just beginning operations. As a result there is a very limited history of operations. Due to the reverse merger accounting, change in fiscal year-end from December 31 to June 30, and the fact that AXI did not prepare quarterly financial statements prior to the Merger the comparative results of operations for the three-month period ended September 30, 2006 are not presented. The comparative results of operations are not considered to be material in nature nor are they considered to be reflective of the Company’s current operations.

Operating Expenses

Operating expenses totalled $140,838 for the three-month period ended September 30, 2007. The operating expenses consisted of general and administrative expenses, which primarily included legal and consulting fees. Prior to 2007 the Company was privately held and quarterly financial statements were not prepared.

Amortization

During the three month period ended September 30, 2007 there was amortization of $48 on computer equipment, recorded in general and administrative expenses.

Net Loss for the Period

Overall, the Company incurred a net loss for the three-month period ended September 30, 2007 of $140,838.

Liquidity and Capital Resources

The Company’s aggregated cash on hand at the beginning of the three-month period ended September 30, 2007 was $32,096.

The impact on cash after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $26,811. The Company spent $79,958 to increase its intellectual property, and advanced $25,000 to CrossCart as part of its LOI to acquire CrossCart. The Company purchased computer equipment at a cost of $1,727. The Company received $105,000 in loans payable. The Company’s cash position decreased for the three-month period by $28,496 to $3,600 cash on hand at September 30, 2007.

During the prior period ended June 30, 2007 the Company received $675,000 in stock subscriptions with $50,000 in corresponding issuance costs resulting in a net stock subscription amount of $625,000. The subscriptions have been received as part of the intended private placement of up to 1,500,000 Units of the Company at a price of $1.00 per Unit to certain eligible investors. Each Unit will consist of one share of common stock and one common stock purchase warrant of the Company. Each whole purchase warrant will entitle the holder for two years from the date of issuance of the Units to acquire one additional share of common stock of the Company at an exercise price of $1.00. The Company intends to complete this Private Placement by December 31, 2007. There can be no assurance that the Company will be able to complete this Private Placement by that date, or at all.

On September 20, 2007 the Company entered into a LOI to acquire CrossCart, a privately held California corporation.

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
  the Company shall advance $250,000 to CrossCart for operating capital, on or before October 30, 2007, in the form of a non-refundable deposit ($25,000 advanced as at September 30, 2007). In the event that the acquisition does not close, the $250,000 will be converted to an investment in CrossCart by the Company on the same terms as the next financing obtained by CrossCart;
  a further contribution of $2.25 million in operating capital will be provided by the Company to Crosscart on or before the closing date of the acquisition; and
  closing is set to occur on or before November 30, 2007, but there can be no assurance that the acquisition will actually close.

The Company has advanced an additional $25,000 under the terms of the CrossCart LOI however has not advanced the balance of $200,000 owing, the parties are in discussions to extend the payment date or modify the terms of the LOI.

In conjunction with the acquisition, the Company intends to complete a private placement of units to sell a minimum of 2.5 million units and up to a maximum of 15 million units of the Company at a price of $1.00 per unit to certain eligible investors. Each unit will consist of one share of common stock and one common stock purchase warrant. Each whole purchase warrant will entitle the holder for 2 years from the date of issuance of the units to acquire one additional share of common stock at an exercise price of $1.00.

As the Company is just beginning its research and development program, it does not yet have any products for sale and it has not generated any revenues and does not anticipate generating any revenues for the next several years. It will need to raise additional funds through private placements of its securities or seek other forms of financing during the 2008 and future financial years. Completion of the remaining $825,000 of the $1.5 million private placement described above would provide the Company with sufficient capital to fund its operations for approximately six months. The Company intends to seek a minimum of $2.5 million and up to a maximum of $15 million in private placement funding in order to be able to complete the planned acquisition of CrossCart and complete anticipated preclinical studies programs in organ transplantation. The costs of proceeding with the preclinical studies are estimated to be $3 million per year for the next two years.

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

Recent Accounting Pronouncements

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations, but does not anticipate a material impact.

Off-Balance Sheet Arrangements

At September 30, 2007 the Company did not have any off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. In connection with the evaluation of the Company’s internal controls during its last fiscal quarter, the principal executive officer and principal financial officer have determined that there have been no changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period the Company issued 68,000 units, each unit consisting of one share of common stock of the Company and one-half of one warrant to purchase one share of common stock at a price of $2.00 exercisable for 18 months, at a deemed price of $1.00 per unit in payment of $68,000 of services, pursuant to the exemption from registration provided in Section 4(2) of the Securities Act..

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-QSB:

Exhibit Number	Description
2.1.4(1)	Fourth Amendment dated July 30, 2007 to Agreement and Plan of Merger dated April 24, 2007 among Icon Development Group, Inc., Icon Acquisition Corporation and American Xeno, Inc.
2.1.5(2)	Fifth Amendment dated September 24, 2007 to Agreement and Plan of Merger dated April 24, 2007 among Icon Development Group, Inc., Icon Acquisition Corporation and American Xeno, Inc.
3.1(3)	Articles of Incorporation dated September 28, 2004
3.1.2(4)	Amended Articles of Incorporation dated August 22, 2006
3.1.3(5)	Certificate of Amendment to Articles of Incorporation dated August 13, 2007
3.1.3(6)	Bylaws
10.2(2)	Letter of Intent dated September 19, 2007 among Xeno Transplants Corporation and CrossCart, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with Form 8-K filed August 3, 2007.
(2)	Previously filed with Form 8-K filed September 26, 2007.
(3)	Previously filed with Form SB-2 filed November 15, 2005.
(4)	Previously filed with Form 8-K on August 22, 2006.
(5)	Previously filed with Schedule 14C filed July 24, 2007.
(6)	Previously filed with Form 8-K filed July 11, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENO TRANSPLANTS CORPORATION

Date: November 13, 2007	By: /s/ Wayne Smith
Wayne Smith
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)