Form 10QSB
period 2007-12-31
Xeno Transplants CORP
filed 2008-02-19
CIK 1333077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of February 19, 2008, 40,363,822 shares of common stock of the Issuer were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

XENO TRANSPLANTS CORP.

FORM 10-QSB

For the Quarterly Period Ended December 31, 2007

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XENO TRANSPLANTS CORPORATION

Index to Consolidated Financial Statements

Consolidated Balance Sheets	Page 4
Consolidated Statements of Operations	Page 5
Consolidated Statements of Cash Flows	Page 6
Notes to Consolidated Financial Statements	Page 7

XENO TRANSPLANTS CORPORATION
(formerly Icon Development, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31,	June 30,
	2007	2007
	(unaudited)	(audited)

ASSETS

Current assets
Cash	$363	$32,096
Loan Receivable (Note 4)	100,000	-
Prepaid expenses	-	5,731

Total current assets	100,363	37,827

Equipment (Note 5)	1,535	-
Intellectual Property (Note 6)	859,169	603,582

TOTAL ASSETS	$961,067	$641,409

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$487,742	$233,812
Loans Payable (Note 7)	308,716	-
Amounts due to related parties (Note 9)	21,557	21,557

Total current liabilities	818,015	255,369

TOTAL LIABILITIES	818,015	255,369

Stockholders' equity (Note 8)
Preferred stock
25,000,000 preferred shares authorized at $0.001 par value;
no shares issued and outstanding
Common stock
125,000,000 common shares authorized at $0.001 par value;
40,363,822 common shares issued and outstanding (June 30, 2007 - 40,295,820)	40,364	40,296
Subscriptions	625,000	625,000
Additional paid-in capital	67,932	-
Accumulated deficit	(590,244)	(279,256)

Total stockholders' equity	143,052	386,040

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$961,067	$641,409

History and organization of the Company (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

XENO TRANSPLANTS CORPORATION
(formerly Icon Development, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
	Three months	Six months	amounts from
	ended	ended	inception on
	December 31,	December 31,	February 8, 2006 to
	2007	2007	December 31, 2007
	(unaudited)	(unaudited)	(unaudited)
Sales	$-	$-	$-
Operating expenses
General and administrative	170,149	310,987	485,523
Net loss before income taxes	170,149	310,987	485,523
Provision for income taxes	-	-	-
Net loss	$170,149	$310,987	$485,523

Loss per share - basic and diluted	$0.00	$0.01

Weighted average number of common shares outstanding	40,363,822	40,344,604

The accompanying notes are an integral part of these consolidated financial statements.

XENO TRANSPLANTS CORPORATION
(formerly Icon Development, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
	Three months	Six months	amounts from
	ended	ended	inception on
	December 31,	December 31,	February 8, 2006 to
	2007	2007	December 31, 2007
	(unaudited)	(unaudited)	(unaudited)

Cash flows from operating activities
Net loss	$(170,149)	$(310,987)	$(485,523)

Adjustments to reconcile net loss to net cash used in operations:
Amortization	144	192	192
Write-off of capital assets	-	-	348
Changes in:
Prepaid expenses	460	5,731	-
Accounts payable and accrued liabilities	145,221	253,929	298,807

Net cash used in operating activities	(24,324)	(51,135)	(186,176)

Cash flows from investing activities
Acquisition of intellectual property	(107,629)	(187,587)	(676,646)
Loans receivable	(75,000)	(100,000)	(100,000)
Purchase of equipment	-	(1,727)	(1,727)
Cash acquired on acquisition	-	-	252,385

Net cash used in investing activities	(182,629)	(289,314)	(525,988)

Cash flows from financing activities
Issuance of capital stock	-	-	41,500
Proceeds from share subscriptions	-	-	18,250
Shareholder advances (repayments), net	-	-	16,561
Loans payable	203,716	308,716	636,216

Net cash provided by financing activities	203,716	308,716	712,527

Increase (decrease) in cash and cash equivalents	(3,237)	(31,733)	363

Cash and cash equivalents, beginning of period	3,600	32,096	-

Cash and cash equivalents, end of period	$363	$363	$363

Supplemental disclosure with respect to cash flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

XENO TRANSPLANTS CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
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

As a condition to the Merger and as set forth in the Agreement, the Company intended to complete a private placement (the “Private Placement”) of up to 1,500,000 units (“Units”) of the Company at a price of $1.00 per Unit to certain eligible investors by September 30, 2007. Each Unit was to consist of one share of common stock and one-half of one common stock purchase warrant of the Company. Each whole purchase warrant would have entitled the holder for 18 months from the date of issuance of the Units to acquire one additional share of common stock of the Company at an exercise price of $2.00. On September 24, 2007 the Company altered the terms of the warrants attached to the Units whereby each Unit when issued will now include one full warrant to purchase one share of common stock at a price of $1.00, exercisable for two years from the date of closing the Private Placement. The Company has extended the closing date of the Private Placement to on or before March 31, 2008.

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
December 31, 2007
Unaudited

2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and settlement of liabilities in the normal course of business. The Company has not earned any revenues since inception and has had a history of negative cash flows from operating activities. In addition, the Company has an accumulated deficit of $590,244 as of December 31, 2007. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. There is substantial doubt that the Company will be successful at achieving these results. Failure to obtain the ongoing support of its stockholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

3.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in US dollars. The financial statements have been prepared under the guidelines of Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there have been no significant revenues therefrom. As of December 31, 2007, the Company has not commenced its planned principal operations. The accompanying consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Company's consolidated audited financial statements and related notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10- KSB for the fiscal year ended June 30, 2007, as filed with the Securities and Exchange Commission (the “SEC”) on September 27, 2007 (file no. 000-51698).

XENO TRANSPLANTS CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
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

Cash and cash equivalents

The Company considers all highly liquid instruments with a stated maturity of three months or less to be cash and cash equivalents. As of December 31, 2007, cash consists of balances held with financial institutions. Cash is deposited in institutions that are generally federally insured in limited amounts.

Fair value of financial instruments

The carrying values of financial instruments such as cash, loans receivable, accounts payable and accrued liabilities, loans payable, and amounts due to related parties approximate their fair values due to the short settlement period for these instruments.

Intellectual property

Intellectual property such as patents and licences applications is recorded at cost. Capitalized amounts relate to the acquisition and maintenance of patents and licences, which include legal and advisory costs incurred in registration of the patents. Depreciation is calculated using the straight-line method over the useful lives of the patents. No depreciation is provided for as the patents have not yet been awarded and/or begun to generate revenues.

Equipment

Equipment is stated at cost less accumulated depreciation and is depreciated on a straight line basis, commencing when the assets are put into use over the estimated useful life of three years.

XENO TRANSPLANTS CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
Unaudited

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Impairment of long-lived assets

Long-lived assets are accounted for in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. Management periodically evaluates the carrying value of long-lived assets and has determined that there was no impairment as of December 31, 2007. Should there be impairment in the future, the Company would recognize the amount of the impairment based on the expected future cash flows from the impaired assets. The cash flow estimates would be based on management’s best estimates, using appropriate and customary assumptions and projections at the time.

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

Loss per share

Basic loss per share of common stock is computed using the weighted average number of shares of common stock outstanding during the period. To calculate diluted loss per share, the Company uses the treasury stock method as defined in SFAS No. 128, “Earnings Per Share.” As at December 31, 2007, the Company had 34,000 of potentially dilutive instruments that were excluded from the determination of diluted loss per share as they would be anti-dilutive.

Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of December 31, 2007, the Company has not exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

XENO TRANSPLANTS CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
Unaudited

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Comparative figures

For accounting purposes, the Merger was treated as a reverse merger with AXI being the accounting acquirer. Prior to the Merger, AXI did not prepare quarterly financial statements and its fiscal year-end was December 31. The comparative financial statement figures for the results of operations and cash flows for the three-months ended December 31, 2006 have not been presented as they were not prepared and are not considered to be material.

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

4.	LOAN RECEIVABLE

On September 20, 2007 the Company entered into a Letter of Intent (the “LOI”) to acquire CrossCart, Inc. (“CrossCart”), a privately held California corporation.

The terms of the LOI included:

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

In the event that the Company advances a portion of the $250,000 but does not advance the full $250,000 the LOI will expire and the partial advance made by the Company to CrossCart will convert to a loan to CrossCart. This loan will be unsecured, non-interest bearing, and payable on demand.

a further contribution of $2.25 million in operating capital will be provided by the Company to Crosscart on or before the closing date of the acquisition; and

closing is set to occur on or before November 30, 2007.

The Company did not complete the advance of $250,000 to CrossCart and the LOI has expired, consequently the $100,000 advanced by the Company has been converted to a loan receivable. The Company and CrossCart continue with discussions to determine if a merger or acquisition on amended terms can be agreed to.

XENO TRANSPLANTS CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
Unaudited

5.	EQUIPMENT

December 31, 2007
		Accumulated	Net
	Cost	Amortization	Book
			Value

Equipment	$1,727	$192 $	1,535

At June 30, 2007 the Company did not have any equipment.

6.	INTELLECTUAL PROPERTY

On May 16, 2006 (the “Effective Date”), AXI signed an exclusive licence agreement with MGH to have the exclusive right to commercially develop, manufacture, distribute and use products and processes for public use with regard to xenotransplantation.

In order to maintain its licence in good standing, AXI must pay to MGH:

	1.	$25,000 within 30 days of the Effective Date (paid).
2.

$175,000 within 18 months of the Effective Date or when the Company secures $5,000,000 in financings, whichever is earlier. This date has been extended to June 1, 2008 on condition that the Company pays all outstanding costs associated with patent rights by March 1, 2008.

	3.	Reimbursement for any costs associated with the preparation, filing, prosecution and maintenance of all patent rights.
4.

An annual licence fee of $5,000 for the first four years, and $20,000 for every year thereafter (this fee can be waived if the Company spends a minimum of $100,000 per year for other hospital supported patent projects).

	5.	$1,125,000 per product that is successfully brought to commercial production. Payments that add up to the $1,125,000 will be due upon each successful stage to obtain commercial production.
	6.	A royalty of 6% of net sales as defined in the agreement.

The Company is obligated to perform the following from the Effective Date of the agreement:

	1.	Raise $500,000 by March 31, 2007 (completed).
	2.	Raise an additional $5,000,000 within 18 months. This date has been extended to June 1, 2008 on condition that the Company pays all outstanding costs associated with patent rights by March 1, 2008.
	3.	Commit $100,000 per year for two years for support of animal research within two years of the Effective Date.
	4.	Complete various phases, studies, and applications as set forth in the agreement.

The term of the agreement is in effect until such time that all obligations have been met by the Company.

The Company also had an agreement with Minitube of America, Inc. (“Minitube”) whereby Minitube assisted the Company in developing its intellectual property. The term of the agreement was for six months, ending July 2007, and the Company paid a total of $166,000 for setting up costs and consulting fees related to the agreement, and reimbursed Minitube for any additional expenses they incurred, including sampling fees. Minitube has accepted 68,000 units in the capital of the Company, consisting of one share of common stock of the Company and one-half of one warrant to purchase one share of common stock at a price of $2.00, exercisable until February 21, 2009, at a price of $1.00 per unit in payment of $68,000 of the $166,000 (Note 8).

XENO TRANSPLANTS CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
Unaudited

7.	LOANS PAYABLE

Loan payable consists of advances from non-related parties that are non-interest bearing, unsecured, and have no specific terms for repayment.

8.	CAPITAL STOCK

The Company has authorized capital stock of 125 million shares of $.001 par value common stock and 25 million shares of $.001 par value preferred stock.

The holders of common stock are entitled to one vote per share on matters submitted to shareholders. The common stock is entitled to dividends as declared by the Board. As of December 31, 2007 the Company has not declared any dividends to the holders of the common stock. The rights and preferences associated with the preferred stock shall be designated by the Company's Board of Directors.

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

Stock options

The Company has no stock options outstanding as of December 31, 2007, and June 30, 2007. To date, the Company has not adopted an incentive stock option plan.

Warrants

During the six month period ended December 31, 2007 the Company granted 34,000 warrants to purchase one share of common stock at a price of $2.00 exercisable until February 21, 2009. There are no other warrants outstanding as at December 31, 2007 or June 30, 2007.

Share subscriptions

Share subscriptions of $625,000 as at December 31, 2007 consist of $675,000 in subscriptions for the Company’s Units less finders’ fees of $50,000. The subscriptions have been received as part of the intended Private Placement of up to 1,500,000 Units of the Company at a price of $1.00 per Unit to certain eligible investors. Each Unit will consist of one share of common stock and one common stock purchase warrant of the Company. Each whole purchase warrant will entitle the holder for 2 years from the date of issuance of the Units to acquire one additional share of common stock of the Company at an exercise price of $1.00.

XENO TRANSPLANTS CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
Unaudited

9.	RELATED PARTY TRANSACTIONS

During the period ended December 31, 2007, the Company did not receive any loans from related parties and did not make any loan repayments. The balance due to two significant shareholders remained $21,557 (June 30, 2007: $21,557). These loans are unsecured, bear no interest and are due on demand.

Included in accounts payable and accrued liabilities is $23,561 (June 30, 2007: $8,404) in fees and expense reimbursements owing to an officer and four directors of the Company.

10.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Included in accounts payable and accrued liabilities is $244,689 (June 30, 2007: $114,523) of expenditures included in intellectual property.

	Three months	Six months	Cumulative amounts
	ended	ended	from inception on
	December 31,	December 31,	February 8, 2006 to
	2007	2007	December 31, 2007
	(unaudited)	(unaudited)	(unaudited)
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash investing and financing transactions
not included in cash flows:
Elimination of debt due to recapitalization	$-	$-	$327,500
Issuance of stock for services	$-	$68,000	$68,000

There were no other significant non-cash transactions for the period ended December 31, 2007.

11.	SEGMENTED INFORMATION

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
  the Company’s ability to obtain additional funding to expand its research and development program, and satisfy the requirements of the MGH license; and
  the potential for the Company’s technology to provide the opportunity for xenotransplantation of multiple types of organs and cells;

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

The Company’s Intellectual Property

Massachusetts General Hospital

On May 16, 2006 AXI signed an exclusive license agreement with MGH to have the exclusive right to commercially develop, manufacture, distribute and use products and processes for public use with regard to xenotransplantation. The MGH license includes 38 issued U.S. patents and 51 issued international patents, with multiple patent applications. Technologies covered by AXI’s exclusive commercial licensee from MGH include the following:

• Exclusive rights to the commercial use of a herd of proprietary in-bred miniature swine for xenotransplantation. The AXI pig herd has been in-bred over decades in a controlled scientific environment in order to ensure greater animal uniformity, which facilitates consistent transplant quality control.
• AXI’s exclusively licensed patent rights include the methods and composition for targeting and eliminating a major cause of rejection of xenotransplants.

• The Company believes it is in a strong position in the field of tolerance whereby a patient’s immune system can be re-educated to more closely recognize transplanted foreign cells, tissues and organs as “self”, reducing the requirement for chronic systemic immunosuppressive drugs.

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

Acquisition Letter of Intent

On September 20, 2007 the Company entered into a Letter of Intent (the “LOI”) to acquire CrossCart, Inc. (“CrossCart”), a privately held California corporation. This LOI has expired and the Company and CrossCart continue with discussions to determine if a merger or acquisition on amended terms can be agreed to.

There can be no assurance however, that the Company will reach any agreement with CrossCart or that any and all of the terms and conditions to any such agreement will be satisfied.

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

In order to fund its operations the Company believes that it will be required to raise funds through private placements of equity securities. The Company will seek to raise approximately $10 million over a two year period, in particular to satisfy the requirements of the MGH license. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all. Failure to obtain adequate financing if necessary could result in significant delays in development of new products and a substantial curtailment of the Company’s operations.

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

Tolerance

From the recent Nature Medicine publications, the Company expects that creation of tolerance will be necessary to prevent immune responses to further develop against swine organs in primate recipients. Through the Company’s license with MGH, it believes that it has a strong position in the field of tolerance (the re-education of the patient’s immune system to more closely recognize foreign cells, tissues and organs as “self”) to potentially reduce the need for chronic systemic immunosuppressive drugs. On January 24, 2008, the New England Journal of Medicine (Kawai et al.,N.Engl.J.Med. 358:353-361) published an article which the Company believes has important implications for the potential success of the Company's strategy for xenotransplantation. The article, co-authored by Dr. David H. Sachs, the Company's chief Scientific Advisor and a member of Xeno’s Board of Directors, demonstrates that tolerance to mismatched kidney transplants can be achieved in humans, thereby reducing the risk of rejection of the organ. This is potentially a major breakthrough in the field of transplantation as tolerance facilitates the acceptance of the donor organ by the recipient and provides a means for avoiding the need for life-long immunosuppressive drugs. Although this study deals only with allotransplants (person to person), the same research team is also applying a tolerance approach to xenotransplants (pig-to-baboon), with encouraging preliminary results. The Company is unaware of current competitors that are creating tolerance in pig-to-primate transplants.

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

Impairment of long-lived assets
Long-lived assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. Management periodically evaluates the carrying value of long-lived assets and has determined that there was no impairment as of December 31, 2007. Should there be impairment in the future, the Company would recognize the amount of the impairment based on the expected future cash flows from the impaired assets. The cash flow estimates would be based on management’s best estimates, using appropriate and customary assumptions and projections at the time.

Research and Development

As the Company is in the early stages of its development it has not incurred any research and development expenses to date. Its total expenditures have related to administrative costs and costs associated with the acquisition, maintenance and development of intellectual property.

Results of Operations for the three and six month periods ended December 31, 2007

The Company is in the early stage of its development and just beginning operations. As a result there is a very limited history of operations. Due to the reverse merger accounting, change in fiscal year-end from December 31 to June 30, and the fact that AXI did not prepare quarterly financial statements prior to the Merger the comparative results of operations for the three and six month periods ended December 31, 2006 are not presented. The comparative results of operations are not considered to be material in nature nor are they considered to be reflective of the Company’s current operations.

Operating Expenses

Operating expenses totalled $170,149 and $310,987 for the three and six month periods ended December 31, 2007. The operating expenses consisted of general and administrative expenses, which primarily included legal and consulting fees. Prior to 2007 the Company was privately held and quarterly financial statements were not prepared.

Amortization

Amortization on computer equipment for the three and six month periods ended December 31, 2007 was $144 and $192.

Net Loss for the Period

Overall, the Company incurred a net loss for the three and six month periods ended December 31, 2007 of $170,149 and $310,987.

Liquidity and Capital Resources

The Company’s aggregated cash on hand at the beginning of the six month period ended December 31, 2007 was $32,096.

The impact on cash after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $51,135. The Company spent $187,587 to increase its intellectual property, and advanced $100,000 to CrossCart as part of its LOI to acquire CrossCart, now recorded in loan receivable. The Company purchased computer equipment at a cost of $1,727. The Company received $308,716 in loans payable. The Company’s cash position decreased for the six-month period by $31,734 to $363 cash on hand at December 31, 2007.

During the prior period ended June 30, 2007 the Company received $675,000 in stock subscriptions with $50,000 in corresponding issuance costs resulting in a net stock subscription amount of $625,000. The subscriptions have been received as part of the intended private placement of up to 1,500,000 Units of the Company at a price of $1.00 per Unit to certain eligible investors. Each Unit will consist of one share of common stock and one common stock purchase warrant of the Company. Each whole purchase warrant will entitle the holder for two years from the date of issuance of the Units to acquire one additional share of common stock of the Company at an exercise price of $1.00. The Company intends to complete this Private Placement by March 31, 2008. There can be no assurance that the Company will be able to complete this Private Placement by that date, or at all.

On September 20, 2007 the Company entered into a LOI to acquire CrossCart, a privately held California corporation. The LOI has expired and the Company and CrossCart continue with discussions to determine if a merger or acquisition on amended terms can be agreed to. The Company has advanced $100,000 to CrossCart in connection with the LOI and under the terms of the LOI this advance has been converted to a loan receivable.

There can be no assurance that the Company will reach any agreement with CrossCart or that any and all of the terms and conditions to any such agreement will be satisfied.

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

Off-Balance Sheet Arrangements

At December 31, 2007 the Company did not have any off-balance sheet arrangements.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-QSB:

Exhibit Number	Description
2.1.4(1)	Fourth Amendment dated July 30, 2007 to Agreement and Plan of Merger dated April 24, 2007 among Icon Development Group, Inc., Icon Acquisition Corporation and American Xeno, Inc.
2.1.5(2)	Fifth Amendment dated September 24, 2007 to Agreement and Plan of Merger dated April 24, 2007 among Icon Development Group, Inc., Icon Acquisition Corporation and American Xeno, Inc.
2.1.6(3)	Sixth Amendment dated December 26, 2007 to Agreement and Plan of Merger dated April 24, 2007 among Icon Development Group, Inc., Icon Acquisition Corporation and American Xeno, Inc.
2.1.7(4)	Seventh Amendment dated January 23, 2008 to Agreement and Plan of Merger dated April 24, 2007 among Icon Development Group, Inc., Icon Acquisition Corporation and American Xeno, Inc.
3.1(5)	Articles of Incorporation dated September 28, 2004
3.1.2(6)	Amended Articles of Incorporation dated August 22, 2006
3.1.3(7)	Certificate of Amendment to Articles of Incorporation dated August 13, 2007
3.1.3(8)	Bylaws
10.2(2)	Letter of Intent dated September 19, 2007 among Xeno Transplants Corporation and CrossCart, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with Form 8-K filed August 3, 2007.

(2)	Previously filed with Form 8-K filed September 26, 2007.

(3)	Previously filed with Form 8-K filed January 2 , 2008.

(4)	Previously filed with Form 8-K filed January 29 , 2008.

(5)	Previously filed with Form SB-2 filed November 15, 2005.

(6)	Previously filed with Form 8-K on August 22, 2006.

(7)	Previously filed with Schedule 14C filed July 24, 2007.

(8)	Previously filed with Form 8-K filed July 11, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENO TRANSPLANTS CORPORATION

Date: February 19, 2008	By:	/s/ Wayne Smith
Wayne Smith
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)