Form 10QSB
period 2008-03-31
Xeno Transplants CORP
filed 2008-05-14
CIK 1333077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of May 12, 2008, 40,363,822 shares of common stock of the Issuer were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

XENO TRANSPLANTS CORP.

FORM 10-QSB

For the Quarterly Period Ended March 31, 2008

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XENO TRANSPLANTS CORPORATION

XENO TRANSPLANTS CORPORATION
(formerly Icon Development, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	June 30,
	2008	2007
	(unaudited)	(audited)

ASSETS

Current assets
Cash	$261	$32,096
Loan Receivable (Note 4)	100,000	-
Prepaid expenses	-	5,731

Total current assets	100,261	37,827

Equipment (Note 5)	1,391	-
Intellectual Property (Note 6)	977,231	603,582

TOTAL ASSETS	$1,078,883	$641,409

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$543,374	$233,812
Loans Payable (Note 7)	480,674	-
Amounts due to related parties (Note 9)	21,557	21,557

Total current liabilities	1,045,605	255,369

TOTAL LIABILITIES	1,045,605	255,369

Stockholders' equity (Note 8)
Preferred stock
25,000,000 preferred shares authorized at $0.001 par value;
no shares issued and outstanding
Common stock
125,000,000 common shares authorized at $0.001 par value;
40,363,822 common shares issued and outstanding (June 30, 2007 - 40,295,820)	40,364	40,296
Subscriptions	625,000	625,000
Additional paid-in capital	67,932	-
Accumulated deficit	(700,018)	(279,256)

Total stockholders' equity	33,278	386,040

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,078,883	$641,409

History and organization of the Company (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

XENO TRANSPLANTS CORPORATION
(formerly Icon Development, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Cumulative
	Three months	Nine months	amounts from
	ended	ended	inception on
	March 31,	March 31,	February 8, 2006 to
	2008	2008	March 31, 2008
	(unaudited)	(unaudited)	(unaudited)
Sales	$-	$-	$-
Operating expenses
General and administrative	109,774	420,762	595,298

Net loss before income taxes	109,774	420,762	595,298
Provision for income taxes	-	-	-
Net loss	$109,774	$420,762	$595,298

Loss per share - basic and diluted	$0.00	$0.01

Weighted average number of common shares outstanding	40,363,822	40,350,963

The accompanying notes are an integral part of these consolidated financial statements.

XENO TRANSPLANTS CORPORATION
(formerly Icon Development, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative
	Three months	Nine months	amounts from
	ended	ended	inception on
	March 31,	March 31,	February 8, 2006 to
	2008	2008	March 31, 2008
	(unaudited)	(unaudited)	(unaudited)

Cash flows from operating activities
Net loss	$(109,774)	$(420,762)	$(595,298)

Adjustments to reconcile net loss to net cash used in operations:
Amortization	144	336	336
Write-off of capital assets	-	-	348
Changes in:
Prepaid expenses	-	5,731	-
Accounts payable and accrued liabilities	55,632	309,562	354,440

Net cash used in operating activities	(53,998)	(105,133)	(240,174)

Cash flows from investing activities
Acquisition of intellectual property	(118,062)	(305,649)	(794,708)
Loans receivable	-	(100,000)	(100,000)
Purchase of equipment	-	(1,727)	(1,727)
Cash acquired on acquisition	-	-	252,385

Net cash used in investing activities	(118,062)	(407,376)	(644,050)

Cash flows from financing activities
Issuance of capital stock	-	-	41,500
Proceeds from share subscriptions	-	-	18,250
Shareholder advances (repayments), net	-	-	16,561
Loans payable	171,958	480,674	808,174

Net cash provided by financing activities	171,958	480,674	884,485

Increase (decrease) in cash	(102)	(31,835)	262

Cash, beginning of period	363	32,096	-

Cash, end of period	$261	$261	$261

Supplemental disclosure with respect to cash flows (Note 10)

Transactions not involving cash (Note 6)
Issuance of stock for settlement of debt; 68,000 shares of common stock	$-	$68,000

The accompanying notes are an integral part of these consolidated financial statements.

XENO TRANSPLANTS CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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

As a condition to the Merger and as set forth in the Agreement, the Company intended to complete a private placement (the “Private Placement”) of up to 1,500,000 units (“Units”) of the Company at a price of $1.00 per Unit to certain eligible investors by September 30, 2007. Each Unit was to consist of one share of common stock and one-half of one common stock purchase warrant of the Company. Each whole purchase warrant would have entitled the holder for 18 months from the date of issuance of the Units to acquire one additional share of common stock of the Company at an exercise price of $2.00. On September 24, 2007 the Company altered the terms of the warrants attached to the Units whereby each Unit when issued will now include one full warrant to purchase one share of common stock at a price of $1.00, exercisable for two years from the date of closing the Private Placement. The Company has extended the closing date of the Private Placement to on or before June 1, 2008.

For accounting purposes, this Merger was treated as a reverse merger with AXI being the accounting acquirer and the go-forward financial statements reflect AXI’s history from its inception on February 8, 2006. The fiscal year-end of AXI was changed to June 30 from December 31.

On August 13, 2007 the Company changed its name from Icon Development, Inc. to Xeno Transplants Corporation.

XENO TRANSPLANTS CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Unaudited

2.	GOING CONCERN

The accompanying interim consolidated financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and settlement of liabilities in the normal course of business. The Company has not earned any revenues since inception and has had a history of negative cash flows from operating activities. In addition, the Company has an accumulated deficit of $700,018 as of March 31, 2008. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. There is substantial doubt that the Company will be successful at achieving these results. Failure to obtain the ongoing support of its stockholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

3.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in US dollars. The financial statements have been prepared under the guidelines of Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there have been no significant revenues therefrom. As of March 31, 2008, the Company has not commenced its planned principal operations. The accompanying consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future. The consolidated interim financial statements and notes appearing in this report should be read in conjunction with the Company's consolidated audited financial statements and related notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10- KSB for the fiscal year ended June 30, 2007, as filed with the Securities and Exchange Commission (the “SEC”) on September 27, 2007 (file no. 000-51698).

XENO TRANSPLANTS CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Unaudited

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Basis of consolidation

The consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiary, AXI, since the date of its acquisition on May 3, 2007. All material inter-company accounts and transactions have been eliminated.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a stated maturity of three months or less to be cash and cash equivalents. As of March 31, 2008, cash consists of balances held with financial institutions. Cash is deposited in institutions that are generally federally insured in limited amounts.

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
March 31, 2008
Unaudited

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Impairment of long-lived assets

Long-lived assets are accounted for in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long- lived assets held for use are present. Management periodically evaluates the carrying value of long-lived assets and has determined that there was no impairment as of March 31, 2008. Should there be impairment in the future, the Company would recognize the amount of the impairment based on the expected future cash flows from the impaired assets. The cash flow estimates would be based on management’s best estimates, using appropriate and customary assumptions and projections at the time.

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

Loss per share

Basic loss per share of common stock is computed using the weighted average number of shares of common stock outstanding during the period. To calculate diluted loss per share, the Company uses the treasury stock method as defined in SFAS No. 128, “Earnings Per Share.” As at March 31, 2008, the Company had 34,000 of potentially dilutive instruments that were excluded from the determination of diluted loss per share as they would be anti- dilutive.

Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of March 31, 2008, the Company has not exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

XENO TRANSPLANTS CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Unaudited

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Comparative figures

For accounting purposes, the Merger was treated as a reverse merger with AXI being the accounting acquirer. Prior to the Merger, AXI did not prepare quarterly financial statements and its fiscal year-end was December 31. The comparative financial statement figures for the results of operations and cash flows for the three and nine months ended March 31, 2007 have not been presented as they were not prepared and are not considered to be material.

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

FASB Staff Position 157-2 (“FSP FAS 157-2”) delayed the effective date of FAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted FAS 157 on January 1, 2008, and utilized the one year deferral for nonfinancial assets and nonfinancial liabilities that was granted by FSP FAS 157-2. The adoption of FAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 159 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. The Company is currently reviewing the provisions of FAS 161 and has not yet adopted the statement. However, as the provisions of FAS 161 are only related to disclosure of derivative and hedging activities, the Company does not believe the adoption of FAS 161 will have a material impact on its consolidated operating results, financial position, or cash flows.

XENO TRANSPLANTS CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Unaudited

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

The Company did not complete the advance of $250,000 to CrossCart and the LOI has expired, consequently the $100,000 advanced by the Company has been converted to a loan receivable. The Company and CrossCart have continued with discussions to determine if a merger or acquisition on amended terms can be agreed to, however there has been no agreement to date.

5.	EQUIPMENT

March 31, 2008
		Accumulated	Net
	Cost	Amortization	Book
			Value

Equipment	$1,727	$336 $	1,391

At June 30, 2007 the Company did not have any equipment.

XENO TRANSPLANTS CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Unaudited

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
2.

$175,000 within 18 months of the Effective Date or when the Company secures $5,000,000 in financings, whichever is earlier. This date was extended to June 1, 2008 on condition that the Company pays all outstanding costs associated with patent rights by March 1, 2008. The Company has not paid its outstanding costs to date and is in discussions with MGH to amend the terms of the agreement. MGH has not served notice of default under the agreement and continues with discussions.

3.

Reimbursement for any costs associated with the preparation, filing, prosecution and maintenance of all patent rights. The Company has not paid all of its outstanding costs to date, however MGH has not served notice of default under the agreement.

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
2.

Raise an additional $5,000,000 within 18 months. This date was extended to June 1, 2008 on condition that the Company pays all outstanding costs associated with patent rights by March 1, 2008. The Company has not paid its outstanding costs to date and is in discussions with MGH to amend the terms of the agreement. MGH has not served notice of default under the agreement and continues with discussions.

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
March 31, 2008
Unaudited

7.	LOANS PAYABLE

Loan payable consists of advances from non-related parties that are non-interest bearing, unsecured, and have no specific terms for repayment.

8.	CAPITAL STOCK

The Company has authorized capital stock of 125 million shares of $.001 par value common stock and 25 million shares of $.001 par value preferred stock.

The holders of common stock are entitled to one vote per share on matters submitted to shareholders. The common stock is entitled to dividends as declared by the Board. As of March 31, 2008 the Company has not declared any dividends to the holders of the common stock. The rights and preferences associated with the preferred stock shall be designated by the Company's Board of Directors.

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

Stock options

The Company has no stock options outstanding as of March 31, 2008, and June 30, 2007. To date, the Company has not adopted an incentive stock option plan.

Warrants

During the nine month period ended March 31, 2008 the Company granted 34,000 warrants to purchase one share of common stock at a price of $2.00 exercisable until February 21, 2009. There are no other warrants outstanding as at March 31, 2008 or June 30, 2007.

Share subscriptions

Share subscriptions of $625,000 as at March 31, 2008 consist of $675,000 in subscriptions for the Company’s Units less finders’ fees of $50,000. The subscriptions have been received as part of the intended Private Placement of up to 1,500,000 Units of the Company at a price of $1.00 per Unit to certain eligible investors. Each Unit will consist of one share of common stock and one common stock purchase warrant of the Company. Each whole purchase warrant will entitle the holder for 2 years from the date of issuance of the Units to acquire one additional share of common stock of the Company at an exercise price of $1.00.

XENO TRANSPLANTS CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Unaudited

9.	RELATED PARTY TRANSACTIONS

During the period ended March 31, 2008, the Company did not receive any loans from related parties and did not make any loan repayments. The balance due to two significant shareholders remained $21,557 (June 30, 2007: $21,557). These loans are unsecured, bear no interest and are due on demand.

Included in accounts payable and accrued liabilities is $26,561 (June 30, 2007: $8,404) in fees and expense reimbursements owing to an officer and four directors of the Company.

10.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Included in accounts payable and accrued liabilities is $230,470 (June 30, 2007: $114,523) of expenditures included in intellectual property.

	Three months	Nine months	Cumulative amounts
	ended	ended	from inception on
	March 31,	March 31,	February 8, 2006 to
	2008	2008	March 31, 2008
	(unaudited)	(unaudited)	(unaudited)
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash investing and financing transactions
not included in cash flows:
Elimination of debt due to recapitalization	$-	$-	$327,500
Issuance of stock for services	$-	$68,000	$68,000

There were no other significant non-cash transactions for the period ended March 31, 2008.

11.	SEGMENTED INFORMATION

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

Impairment of long-lived assets
Long-lived assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. Management periodically evaluates the carrying value of long-lived assets and has determined that there was no impairment as of March 31, 2008. Should there be impairment in the future, the Company would recognize the amount of the impairment based on the expected future cash flows from the impaired assets. The cash flow estimates would be based on management’s best estimates, using appropriate and customary assumptions and projections at the time.

Research and Development

As the Company is in the early stages of its development it has not incurred any research and development expenses to date. Its total expenditures have related to administrative costs and costs associated with the acquisition, maintenance and development of intellectual property.

Results of Operations for the three and nine month periods ended March 31, 2008

The Company is in the early stage of its development and just beginning operations. As a result there is a very limited history of operations. Due to the reverse merger accounting, change in fiscal year-end from December 31 to June 30, and the fact that AXI did not prepare quarterly financial statements prior to the Merger the comparative results of operations for the three and nine month periods ended March 31, 2007 are not presented. The comparative results of operations are not considered to be material in nature nor are they considered to be reflective of the Company’s current operations.

Operating Expenses

Operating expenses totaled $109,774 and $420,762 for the three and nine month periods ended March 31, 2008. The operating expenses consisted of general and administrative expenses, which primarily included legal and consulting fees. Prior to 2007 the Company was privately held and quarterly financial statements were not prepared.

Amortization

Amortization on computer equipment for the three and nine month periods ended March 31, 2008 was $144 and $336.

Net Loss for the Period

Overall, the Company incurred a net loss for the three and nine month periods ended March 31, 2008 of $109,774 and $420,762.

Liquidity and Capital Resources

The Company’s aggregated cash on hand at the beginning of the nine month period ended March 31, 2008 was $32,096.

The impact on cash after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $105,133. The Company spent $305,649 to increase its intellectual property, and advanced $100,000 to CrossCart as part of its LOI to acquire CrossCart, now recorded in loan receivable. The Company purchased computer equipment at a cost of $1,727. The Company received $480,674 in loans payable. The Company’s cash position decreased for the nine-month period by $31,835 to $261 cash on hand at March 31, 2008.

During the prior period ended June 30, 2007 the Company received $675,000 in stock subscriptions with $50,000 in corresponding issuance costs resulting in a net stock subscription amount of $625,000. The subscriptions have been received as part of the intended private placement of up to 1,500,000 Units of the Company at a price of $1.00 per Unit to certain eligible investors. Each Unit will consist of one share of common stock and one common stock purchase warrant of the Company. Each whole purchase warrant will entitle the holder for two years from the date of issuance of the Units to acquire one additional share of common stock of the Company at an exercise price of $1.00. The Company intends to complete this Private Placement by June 1, 2008. There can be no assurance that the Company will be able to complete this Private Placement by that date, or at all.

On September 20, 2007 the Company entered into a LOI to acquire CrossCart, a privately held California corporation. The LOI has expired and the Company and CrossCart continue with discussions to determine if a merger or acquisition on amended terms can be agreed to. The Company advanced $100,000 to CrossCart in connection with the LOI and under the terms of the LOI this advance has been converted to a loan receivable.

There can be no assurance that the Company will reach any agreement with CrossCart or that any and all of the terms and conditions to any such agreement will be satisfied.

As the Company is just beginning its research and development program, it does not yet have any products for sale and it has not generated any revenues and does not anticipate generating any revenues for the next several years. It will need to raise additional funds through private placements of its securities or seek other forms of financing during the 2008 and future financial years. Completion of the remaining $825,000 of the $1.5 million private placement described above would provide the Company with sufficient capital to fund its operations for approximately six months. The Company intends to seek a minimum of $2.5 million and up to a maximum of $6 million in private placement funding in order to be able to complete anticipated preclinical studies programs in organ transplantation. The costs of proceeding with the preclinical studies are estimated to be $3 million per year for the next two years.

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

FASB Staff Position 157-2 (“FSP FAS 157-2”) delayed the effective date of FAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted FAS 157 on January 1, 2008, and utilized the one year deferral for non-financial assets and non-financial liabilities that was granted by FSP FAS 157-2. The adoption of FAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 159 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. The Company is currently reviewing the provisions of FAS 161 and has not yet adopted the statement. However, as the provisions of FAS 161 are only related to disclosure of derivative and hedging activities, the Company does not believe the adoption of FAS 161 will have a material impact on its consolidated operating results, financial position, or cash flows.

Off-Balance Sheet Arrangements

At March 31, 2008 the Company did not have any off-balance sheet arrangements.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-QSB:

Exhibit
Number	Description
2.1.4(1)	Fourth Amendment dated July 30, 2007 to Agreement and Plan of Merger dated April 24, 2007 among Icon Development Group, Inc., Icon Acquisition Corporation and American Xeno, Inc.
2.1.5(2)	Fifth Amendment dated September 24, 2007 to Agreement and Plan of Merger dated April 24, 2007 among Icon Development Group, Inc., Icon Acquisition Corporation and American Xeno, Inc.
2.1.6(3)	Sixth Amendment dated December 26, 2007 to Agreement and Plan of Merger dated April 24, 2007 among Icon Development Group, Inc., Icon Acquisition Corporation and American Xeno, Inc.
2.1.7(4)	Seventh Amendment dated January 23, 2008 to Agreement and Plan of Merger dated April 24, 2007 among Icon Development Group, Inc., Icon Acquisition Corporation and American Xeno, Inc.
2.1.7(5)	Eighth Amendment dated March 26, 2008 to Agreement and Plan of Merger dated April 24, 2007 among Icon Development Group, Inc., Icon Acquisition Corporation and American Xeno, Inc.
3.1(6)	Articles of Incorporation dated September 28, 2004
3.1.2(7)	Amended Articles of Incorporation dated August 22, 2006
3.1.3(8)	Certificate of Amendment to Articles of Incorporation dated August 13, 2007
3.1.3(9)	Bylaws
10.2(2)	Letter of Intent dated September 19, 2007 among Xeno Transplants Corporation and CrossCart, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with Form 8-K filed August 3, 2007.

(2)	Previously filed with Form 8-K filed September 26, 2007.

(3)	Previously filed with Form 8-K filed January 2, 2008.

(4)	Previously filed with Form 8-K filed January 29, 2008.

(5)	Previously filed with Form 8-K filed March 31, 2008.

(6)	Previously filed with Form SB-2 filed November 15, 2005.

(7)	Previously filed with Form 8-K on August 22, 2006.

(8)	Previously filed with Schedule 14C filed July 24, 2007.

(9)	Previously filed with Form 8-K filed July 11, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENO TRANSPLANTS CORPORATION

Date: May 14, 2008	By:	/s/ Wayne Smith
Wayne Smith
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)